Form 10-Q
period 2023-09-30
Net Lease Office Properties
filed 2023-11-17
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number: 001-41812

Net Lease Office Properties
(Exact name of registrant as specified in its charter)

Maryland		92-0887849
(State of incorporation)		(I.R.S. Employer Identification No.)

One Manhattan West, 395 9th Avenue, 58th Floor
New York,	New York	10001
(Address of principal executive offices)		(Zip Code)

Investor Relations (212) 492-1140
(844) 656-7348
(Registrant’s telephone numbers, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, par value $0.001 per share	NLOP	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑

Smaller reporting company	☐	Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,620,919 common shares of beneficial interest, $0.001 par value, outstanding at November 13, 2023.

EXPLANATORY NOTE

This quarterly report of Net Lease Office Properties (the “Company”, “NLOP”, “we” or “us”) includes the financial statements of the Company, as of and for the nine months ended September 30, 2023, and the Company’s predecessor, Net Lease Office Properties Predecessor (“NLOP Predecessor,” as defined below), as of and for the three and nine months ended September 30, 2023 and 2022. NLOP had no operating activity for the three months ended September 30, 2023 and, therefore, no activity is presented for that period.

On November 1, 2023, W. P. Carey Inc. (“WPC”) completed the spin-off (the “Spin-Off”) of NLOP, pursuant to which WPC contributed 59 office properties to the Company. The Spin-Off was effected pursuant to the Separation and Distribution Agreement, dated October 31, 2023 (the “Separation and Distribution Agreement”), between the Company and WPC, as further described in the Information Statement (defined below). “NLOP Predecessor” means the combination of entities under common control that have been “carved-out” of WPC’s consolidated financial statements and presented on a combined basis.

The Spin-Off is more fully described in the preliminary information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-41812) (the “Form 10”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 4, 2023, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC on October 11, 2023 (the “Information Statement”). The Spin-Off became effective at 5:01 p.m., Eastern Time, on November 1, 2023.

Following the Spin-Off, the Company became an independent publicly traded company and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s initial taxable year ending December 31, 2023. The Company’s common shares trade on the New York Stock Exchange under the symbol “NLOP”.

The financial statements of the Company covered in this report present the financial condition of the Company as of September 30, 2023, which is prior to the Spin-Off. Therefore, the discussion of the Company’s results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the combined financial statements for NLOP Predecessor are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Spin-Off. For more information regarding the risks related to our business, refer to risk factors contained in the Form 10.

Net Lease Office Properties 9/30/2023 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the broader macroeconomic environment and the ability of tenants to pay rent, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs, including our ability to sell or dispose of properties; prospective statements regarding our access to the capital markets; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to inflation and increased interest rates, the effects of pandemics and global outbreaks of contagious diseases (such as the COVID-19 pandemic) and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the SEC, including but not limited to risk factors contained in our Form 10. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated and/or combined financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

Net Lease Office Properties 9/30/2023 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Cash	$1	$1
Other assets	64	—
Total assets	$65	$1
Liabilities and Equity
Equity
Common shares, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	$1	$1
Additional paid-in capital	303	—
Accumulated deficit	(239)	—
Total equity	$65	$1

See accompanying notes to the financial statements.
Net Lease Office Properties 9/30/2023 10-Q – 3

NET LEASE OFFICE PROPERTIES
STATEMENT OF LOSS (UNAUDITED)

Nine Months Ended September 30, 2023
Revenues	$—
Other expenses	(239)
Net Loss	$(239)

Basic Earnings (Loss) Per Share	$(0.24)
Diluted Earnings (Loss) Per Share	$(0.24)
Weighted-Average Shares Outstanding
Basic	1,000
Diluted	1,000

See accompanying notes to the financial statements.
Net Lease Office Properties 9/30/2023 10-Q – 4

NET LEASE OFFICE PROPERTIES
STATEMENT OF EQUITY (UNAUDITED)

	Common Shares (Shares)	Common Shares (Amount)	Additional Paid-in capital	Accumulated Deficit	Total Shareholder’s Equity
Balance at January 1, 2023	1,000	$1	$—	$—	$1
Contribution			303		303
Net loss				(239)	(239)
Balance at September 30, 2023	1,000	$1	$303	$(239)	$65

See accompanying notes to the financial statements.
Net Lease Office Properties 9/30/2023 10-Q – 5

NET LEASE OFFICE PROPERTIES
STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2023
Cash Flows — Operating Activities
Net loss	$(239)
Net changes in other operating assets and liabilities	(64)
Net Cash Used in Operating Activities	(303)
Cash Flows — Financing Activities
Contribution	303
Net Cash Provided by Financing Activities	303
Change in Cash During the Period
Effect of exchange rate changes on cash	—
Net increase in cash	—
Cash, beginning of period	1
Cash, end of period	$1

See accompanying notes to the financial statements.
Net Lease Office Properties 9/30/2023 10-Q – 6

NET LEASE OFFICE PROPERTIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Description of Business

Net Lease Office Properties (“NLOP” or the “Company”) was formed in the state of Maryland on October 21, 2022. As of September 30, 2023, the Company was a wholly-owned subsidiary of W. P. Carey Inc. (“WPC”).

In September 2023, WPC announced a plan to spin off 59 of its office properties into NLOP, so that it would become a separate publicly-traded REIT (the “Spin-Off”).

On November 1, 2023, WPC completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which WPC externally manages pursuant to certain advisory agreements (the “NLOP Advisory Agreements”) (Note 4).

The Company intends to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the Company’s initial taxable year ending December 31, 2023. As a REIT, NLOP will not be subject to federal income taxes on income and gains that NLOP distributes to its shareholders as long as it satisfies certain requirements, principally relating to the nature of the Company’s income and the level of its distributions, as well as other factors. NLOP also owns real property in jurisdictions outside the United States through foreign subsidiaries and will be subject to income taxes on the Company’s pre-tax income earned from properties in such countries.

WPC is considered the accounting predecessor of the Company. Through September 30, 2023, NLOP had not conducted any business as a separate company other than start-up related activities.

Note 2. Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth within the Financial Accounting Standards Board’s Accounting Standards Codification. In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows.

The Company was capitalized with the issuance of 1,000 common shares to WPC ($0.001 par value per share) for a total of $1 on November 7, 2022. During the nine months ended September 30, 2023, the Company received a contribution of $303 from WPC.

Organizational Costs

Organizational costs are expensed as incurred. Such costs are comprised of the legal and professional fees associated with the Company.

Note 3. Transactions with Related Parties

Upon closing of the Spin-Off on November 1, 2023, NLOP is externally managed by wholly-owned affiliates of WPC pursuant to the NLOP Advisory Agreements (Note 4).

Note 4. Subsequent Events

Spin-Off

On November 1, 2023, WPC completed the Spin-Off of 59 office properties into NLOP, subject to the conditions set forth in the Separation and Distribution Agreement. The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding, resulting in a distribution of an aggregate of 14,620,919 NLOP common shares. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which wholly-owned subsidiaries of WPC serve as advisors pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off, as described below in further detail.

Net Lease Office Properties 9/30/2023 10-Q – 7

Pursuant to the NLOP Advisory Agreements, which WPC and NLOP entered into on November 1, 2023, WPC provides NLOP with strategic management services, including asset management, property disposition support, and various related services. NLOP will pay WPC an asset management fee of approximately $7.5 million annually, which will be proportionately reduced following the disposition of a portfolio property. In addition, NLOP will reimburse WPC a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters.

On October 31, 2023, WPC and NLOP entered into a Separation and Distribution Agreement, which set forth the various individual transactions to be consummated that comprised the separation and the distribution, including the assets transferred to and liabilities assumed by NLOP.

On October 31, 2023, WPC and NLOP also entered into a Tax Matters Agreement, which governs the respective rights, responsibilities, and obligations of WPC and NLOP after the Spin-Off, with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax covenants, tax indemnification, cooperation, and information sharing.

Following the closing of the Spin-Off, NLOP owns 59 properties totaling approximately 9.3 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property) primarily leased to corporate tenants on a single-tenant net lease basis. The vast majority of the Company’s office properties are located in the United States, with the balance in Europe. NLOP’s portfolio consists of 62 corporate tenants operating in a variety of industries.

On September 20, 2023, in connection with the proposed Spin-Off (Note 1), certain wholly-owned subsidiaries of NLOP entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan maturing on November 9, 2025 (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). At that time, NLOP was a wholly-owned subsidiary of WPC.

The funding of the NLOP Financing Arrangements also occurred on November 1, 2023. NLOP borrowed an aggregate of $455.0 million and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $350.0 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

The NLOP Mortgage Loan bears interest at an annual rate of one-month forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) (the “Term SOFR” rate), subject to a floor of 3.85%, plus 5.0%. In addition, NLOP entered into an interest rate cap agreement at a strike rate of 5.35% under the terms set forth under the NLOP Mortgage Loan. The NLOP Mezzanine Loan bears interest at an annual rate of 14.5% (10.0% of which is required to be paid current on a monthly basis, and 4.5% of which is a payment-in-kind accrual, on a quarterly basis).
Net Lease Office Properties 9/30/2023 10-Q – 8

NET LEASE OFFICE PROPERTIES PREDECESSOR
COMBINED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate:
Land, buildings and improvements	$1,300,956	$1,287,547
Net investments in direct finance leases	—	14,728
In-place lease intangible assets and other	374,565	375,453
Above-market rent intangible assets	58,642	58,983
Investments in real estate	1,734,163	1,736,711
Accumulated depreciation and amortization	(449,032)	(392,025)
Net investments in real estate	1,285,131	1,344,686
Cash and cash equivalents	5,083	4,671
Other assets, net	66,061	49,261
Goodwill	62,648	63,583
Total assets	$1,418,923	$1,462,201
Liabilities and Equity
Non-recourse mortgages, net	$166,715	$174,289
Parent debt	94,270	101,774
Accounts payable, accrued expenses and other liabilities	47,301	49,950
Below-market rent intangible liabilities, net	12,178	14,671
Deferred income taxes	10,310	11,998
Total liabilities	330,774	352,682
Commitments and contingencies (Note 8)
Equity
Net parent investment	1,125,079	1,150,240
Accumulated other comprehensive loss	(41,525)	(42,464)
Total shareholders’ equity	1,083,554	1,107,776
Noncontrolling interests	4,595	1,743
Total equity	1,088,149	1,109,519
Total liabilities and equity	$1,418,923	$1,462,201

See Notes to Combined Financial Statements.
Net Lease Office Properties 9/30/2023 10-Q – 9

NET LEASE OFFICE PROPERTIES PREDECESSOR
COMBINED STATEMENTS OF INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Lease revenues	$41,977	$39,137	$124,972	$109,833
Income from direct finance leases	294	436	1,175	1,301
Other lease-related income	835	728	2,424	2,481
	43,106	40,301	128,571	113,615
Operating Expenses
Depreciation and amortization	17,785	16,540	53,226	45,467
Reimbursable tenant costs	7,091	6,217	20,831	17,289
General and administrative	3,435	3,330	10,034	8,741
Property expenses, excluding reimbursable tenant costs	2,352	1,780	6,479	5,640
Separation and distribution related costs and other	1,343	3,719	2,882	4,037
	32,006	31,586	93,452	81,174
Other Income and Expenses
Interest expense	(8,053)	(7,638)	(24,433)	(18,228)
Other gains and (losses)	(25)	(3)	26	(11)
	(8,078)	(7,641)	(24,407)	(18,239)
Income before income taxes	3,022	1,074	10,712	14,202
Provision for income taxes	(232)	(1)	(303)	(480)
Net Income	2,790	1,073	10,409	13,722
Net (income) loss attributable to noncontrolling interests	(26)	7	(77)	7
Net Income Attributable to NLOP Predecessor	$2,764	$1,080	$10,332	$13,729

See Notes to Combined Financial Statements.
Net Lease Office Properties 9/30/2023 10-Q – 10

NET LEASE OFFICE PROPERTIES PREDECESSOR
COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$2,790	$1,073	$10,409	$13,722
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,282	(739)	939	(1,245)
	1,282	(739)	939	(1,245)
Comprehensive Income	4,072	334	11,348	12,477

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(26)	7	(77)	7
Comprehensive (income) loss attributable to noncontrolling interests	(26)	7	(77)	7
Comprehensive Income Attributable to NLOP Predecessor	$4,046	$341	$11,271	$12,484

See Notes to Combined Financial Statements.
Net Lease Office Properties 9/30/2023 10-Q – 11

NET LEASE OFFICE PROPERTIES PREDECESSOR
COMBINED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$1,121,578	$(42,807)	$1,078,771	$4,634	$1,083,405
Net income	2,764		2,764	26	2,790
Net transfers from parent	737		737		737
Distributions to noncontrolling interests			—	(65)	(65)
Other comprehensive income:
Foreign currency translation adjustments		1,282	1,282		1,282
Balance at September 30, 2023	$1,125,079	$(41,525)	$1,083,554	$4,595	$1,088,149

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2022	$1,071,342	$(41,737)	$1,029,605	$—	$1,029,605
Net income	1,080		1,080	(7)	1,073
Net transfers from parent	55,927		55,927		55,927
Acquisition of noncontrolling interest in connection with the CPA:18 Merger			—	1,742	1,742
Other comprehensive loss:
Foreign currency translation adjustments		(739)	(739)		(739)
Balance at September 30, 2022	$1,128,349	$(42,476)	$1,085,873	$1,735	$1,087,608
(Continued)
Net Lease Office Properties 9/30/2023 10-Q – 12

NET LEASE OFFICE PROPERTIES PREDECESSOR
COMBINED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$1,150,240	$(42,464)	$1,107,776	$1,743	$1,109,519
Net income	10,332		10,332	77	10,409
Net transfers to parent	(35,493)		(35,493)		(35,493)
Contributions from noncontrolling interests			—	2,775	2,775
Other comprehensive income:
Foreign currency translation adjustments		939	939		939
Balance at September 30, 2023	$1,125,079	$(41,525)	$1,083,554	$4,595	$1,088,149

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$1,098,737	$(41,231)	$1,057,506	$—	$1,057,506
Net income	13,729		13,729	(7)	13,722
Net transfers from parent	15,883		15,883		15,883
Acquisition of noncontrolling interest in connection with the CPA:18 Merger			—	1,742	1,742
Other comprehensive loss:
Foreign currency translation adjustments		(1,245)	(1,245)		(1,245)
Balance at September 30, 2022	$1,128,349	$(42,476)	$1,085,873	$1,735	$1,087,608
See Notes to Combined Financial Statements.
Net Lease Office Properties 9/30/2023 10-Q – 13

NET LEASE OFFICE PROPERTIES PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows — Operating Activities
Net income	$10,409	$13,722
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	54,755	46,020
Amortization of rent-related intangibles and deferred rental revenue	2,720	1,038
Stock-based compensation expense	2,566	2,259
Straight-line rent adjustments	(1,116)	(2,202)
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	1,041	1,152
Deferred income tax benefit	(821)	(573)
Net changes in other operating assets and liabilities	(5,685)	5,902
Net Cash Provided by Operating Activities	63,869	67,318
Cash Flows — Investing Activities
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(4,617)	(2,910)
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	—	(20,969)
Cash and restricted cash acquired in connection with the CPA:18 Merger	—	2,768
Net Cash Used in Investing Activities	(4,617)	(21,111)
Cash Flows — Financing Activities
Net transfers with Parent	(35,493)	(44,350)
Payment of financing costs	(14,365)	—
Prepayments of mortgage principal and other debt instruments	(7,507)	(1,787)
Scheduled payments of mortgage principal	(3,900)	(1,415)
Contributions from noncontrolling interests	2,775	—
Other financing activities, net	(526)	(7)
Net Cash Used in Financing Activities	(59,016)	(47,559)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(35)	(393)
Net increase (decrease) in cash and cash equivalents and restricted cash	201	(1,745)
Cash and cash equivalents and restricted cash, beginning of period	5,998	9,298
Cash and cash equivalents and restricted cash, end of period	$6,199	$7,553
See Notes to Combined Financial Statements.
Net Lease Office Properties 9/30/2023 10-Q – 14

NET LEASE OFFICE PROPERTIES PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Nature of Business

Pursuant to the terms of a separation and distribution agreement, W. P. Carey Inc. (“WPC”) spun off into a separate publicly-traded company a portfolio of 59 real property assets (the “Spin-Off”). To accomplish this Spin-Off, on October 21, 2022, WPC formed a Maryland real estate investment trust, Net Lease Office Properties (“NLOP”), to own the NLOP Predecessor. For purposes of these combined financial statements, references to “we,” “us,” “NLOP Predecessor,” “Predecessor,” and the “Company” refer to, for periods prior to completion of the Spin-Off, the Predecessor, and for periods after the completion of the Spin-Off, NLOP Business. Information with respect to number of properties and square footage is unaudited.

On November 1, 2023, WPC completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded real estate investment trust (“REIT”), which WPC externally manages pursuant to certain advisory agreements (the “NLOP Advisory Agreements”). The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding (Note 12).

NLOP intends to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the Company’s initial taxable year ending December 31, 2023.

The NLOP Business will be operated as one segment, and through its subsidiaries, will own, operate, and finance office buildings. As of September 30, 2023, NLOP Predecessor’s portfolio was comprised of full or partial ownership interests in 59 properties, totaling approximately 9.3 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property).

On August 1, 2022, WPC completed a merger with CPA:18 – Global, in which CPA:18 – Global merged with and into one of WPC’s indirect subsidiaries in exchange for shares of its common stock and cash (the “CPA:18 Merger”). Nine of the net lease properties that WPC acquired in the CPA:18 Merger were transferred to NLOP Predecessor in connection with the Spin-Off. Costs related to the CPA:18 Merger have been expensed as incurred and classified within Separation and distribution related costs and other in the combined statements of income, totaling $0.8 million and $1.1 million for the three and nine months ended September 30, 2022.

Note 2. Basis of Presentation

The accompanying historical unaudited combined financial statements and related notes of NLOP Predecessor do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of WPC’s consolidated financial statements and presented herein on a combined basis, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination. The preparation of these unaudited combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the unaudited combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows.

These unaudited combined financial statements reflect the revenues and direct expenses of the NLOP Predecessor and include material assets and liabilities of WPC that are specifically attributable to the NLOP Predecessor Business. NLOP Predecessor equity in these unaudited combined financial statements represents the excess of total assets over total liabilities. NLOP Predecessor equity is impacted by contributions from and distributions to WPC, which are the result of treasury activities and net funding provided by or distributed to WPC prior to the Spin-Off, as well as the allocated costs and expenses described below.

Net Lease Office Properties 9/30/2023 10-Q – 15

Notes to Combined Financial Statements (Unaudited)
The unaudited combined financial statements also include an allocation of indirect costs and expenses incurred by WPC related to the NLOP Business, primarily consisting of compensation and other general and administrative costs using the relative percentage of property ABR of the NLOP Predecessor and WPC management’s knowledge of the NLOP Predecessor. In addition, the unaudited combined financial statements reflect allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to the NLOP Predecessor (Note 7); interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by the NLOP Predecessor as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the corporate interest expense on WPC unsecured debt (Note 11). The amounts allocated in the accompanying unaudited combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the NLOP Predecessor been a separate independent entity during the applicable periods. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

Goodwill attributable to NLOP Predecessor was determined by first identifying those assets within NLOP Predecessor that were previously deemed to be a part of a business combination and that WPC paid a premium for. This premium was then allocated to the NLOP Predecessor assets based on the fair values of the NLOP Predecessor assets at the time of acquisition relative to the value of all the real estate acquired as part of the business combination. Any goodwill directly attributable to deferred taxes assumed as part of a business combination and related to our European operations is recorded in functional currency and translated at period end rates where applicable.

The amounts allocated in the accompanying unaudited combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the NLOP Predecessor been a separate independent entity. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

Reclassifications — Certain debt agreements with wholly-owned affiliates of WPC have been reclassified to Parent Debt in accordance with the basis of presentation of the historical combined financial statements (Note 7).

Cash and Cash Equivalents — We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Restricted Cash — Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes and is included within other assets on the balance sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the combined balance sheets to the combined statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,083	$4,671
Restricted cash (a)	1,116	1,327
Total cash and cash equivalents and restricted cash	$6,199	$5,998
__________
(a)Restricted cash is included within Other assets, net on our combined balance sheets.

Revenue Recognition, Real Estate Leased to Others — We lease real estate to others primarily on a net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. There have been no significant changes in our policies for revenue from what was previously disclosed in the Information Statement for the year ended December 31, 2022.

Net Parent Investment — In the combined balance sheets, the net parent investment represents WPC’s historical investment in NLOP Predecessor, accumulated net earnings after taxes, and the net effect of transactions between NLOP Predecessor and WPC.

Net Lease Office Properties 9/30/2023 10-Q – 16

Notes to Combined Financial Statements (Unaudited)
Note 3. Land, Buildings and Improvements

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Land	$178,896	$178,362
Buildings and improvements	1,121,993	1,109,185
Real estate under construction	67	—
Less: Accumulated depreciation	(213,092)	(190,516)
	$1,087,864	$1,097,031

During the nine months ended September 30, 2023, the U.S. dollar weakened against the British pound sterling, but strengthened against the euro and Norwegian Krone. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements decreased by $6.6 million from December 31, 2022 to September 30, 2023.

In connection with a change in lease classification due to an extension of the underlying lease, we reclassified a portfolio of four properties with an aggregate carrying value of $14.6 million from Net investments in direct finance leases to Land, buildings and improvements during the nine months ended September 30, 2023 (Note 4).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $7.8 million and $7.5 million for the three months ended September 30, 2023 and 2022, respectively, and $23.3 million and $21.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Real Estate Under Construction

During the nine months ended September 30, 2023, we capitalized real estate under construction less than $0.1 million. One construction project was in progress, with the balance included in real estate under construction as of September 30, 2023.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the combined statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease income — fixed	$34,184	$32,398	$102,109	$91,641
Lease income — variable (a)	7,793	6,739	22,863	18,192
Total operating lease income	$41,977	$39,137	$124,972	$109,833
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Net Lease Office Properties 9/30/2023 10-Q – 17

Notes to Combined Financial Statements (Unaudited)
Other Lease-Related Income

Other lease-related income on our combined statements of income was primarily comprised of income from a parking garage attached to one of our net-leased properties totaling $0.6 million for both the three months ended September 30, 2023 and 2022, and $1.8 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Lease Cost

Lease costs for operating leases (land leases) are included in (i) property expenses, excluding reimbursable tenant costs, and (ii) reimbursable tenant costs in the combined statements of income. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost	$135	$128	$406	$350
Variable lease cost	24	23	70	66
Total lease cost	$159	$151	$476	$416

Note 4. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct finance leases. Operating leases are not included in finance receivables.

Net Investments in Direct Financing Leases

One investment was classified as a direct financing lease as of December 31, 2022. During the nine months ended September 30, 2023, we reclassified this investment (comprised of four properties) with an aggregate carrying value of $14.6 million from Net investments in direct finance leases to Land, buildings and improvements in connection with a change in lease classification due to an extension of the underlying lease. Net investments in direct financing leases is summarized in the table below (in thousands):

	September 30, 2023	December 31, 2022
Lease payments receivable	$—	$11,423
Unguaranteed residual value	—	14,558
	—	25,981
Less: unearned income	—	(11,253)
	$—	$14,728

At December 31, 2022, there was no reserve or estimate of credit loss on the financing leases.

Income from direct financing leases was $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2023 and 2022.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2023 and December 31, 2022, no material balances of our finance receivables were past due.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables is updated quarterly.

Our finance receivable internal credit quality rating was three as of December 31, 2022.
Net Lease Office Properties 9/30/2023 10-Q – 18

Notes to Combined Financial Statements (Unaudited)
Note 5. Goodwill and Other Intangibles

We have net lease intangibles that are being amortized over periods ranging from two years to 40 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the combined financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the combined financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the combined financial statements. Below-market rent intangibles are included in Below-market rent and other intangible liabilities, net in the combined financial statements.

Goodwill decreased by $1.0 million during the nine months ended September 30, 2023 due to foreign currency translation adjustments to $62.6 million as of September 30, 2023, from $63.6 million as of December 31, 2022.

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. We have only one reporting unit. We perform our test for impairment annually. We did not identify any triggering events as of September 30, 2023, and therefore no impairment assessment was performed. Should any triggering event occur, we would evaluate the carrying value of our goodwill through an impairment test. If impairment is warranted, the charge would be recorded through the combined income statement as a reduction to earnings.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Lease Intangibles:
In-place lease	$370,188	$(205,854)	$164,334	$370,971	$(176,951)	$194,020
Above-market rent	58,642	(30,086)	28,556	58,983	(24,559)	34,424
	428,830	(235,940)	192,890	429,954	(201,510)	228,444
Goodwill
Goodwill	62,648	—	62,648	63,583	—	63,583
Total intangible assets	$491,478	$(235,940)	$255,538	$493,537	$(201,510)	$292,027

Finite-Lived Intangible Liabilities
Below-market rent	$(27,665)	$15,487	$(12,178)	$(27,792)	$13,121	$(14,671)
Total intangible liabilities	$(27,665)	$15,487	$(12,178)	$(27,792)	$13,121	$(14,671)

During the nine months ended September 30, 2023, the U.S. dollar weakened against the British pound sterling, but strengthened against the euro and Norwegian krone, resulting in a decrease of $1.7 million in the carrying value of our net intangible assets from December 31, 2022 to September 30, 2023.

Net amortization of intangibles, including the effect of foreign currency translation, was $10.8 million and $9.7 million for the three months ended September 30, 2023 and 2022, respectively, and $32.3 million and $25.2 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Net Lease Office Properties 9/30/2023 10-Q – 19

Notes to Combined Financial Statements (Unaudited)
Note 6. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps, and foreign currency collars; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during the three and nine months ended September 30, 2023 or 2022.

We determined the estimated fair value of our non-recourse mortgage loans using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity. We determined that the fair value of Parent debt approximates its carrying value.

Our material financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgages, net (a) (b)	3	$166,715	$161,707	$174,289	$167,458
__________
(a)The carrying value of Non-recourse mortgages, net (Note 7) includes unamortized deferred financing costs of less than $0.1 million at both September 30, 2023 and December 31, 2022.
(b)The carrying value of Non-recourse mortgages, net (Note 7) includes unamortized discount of $1.1 million, and unamortized premium of $2.0 million at September 30, 2023 and December 31, 2022, respectively.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable.

No impairment was deemed necessary during the three and nine months ended September 30, 2023 and 2022.

Note 7. Debt

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties that were part of the NLOP Predecessor during the applicable periods. At September 30, 2023, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.8% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.8% and 4.6%, respectively), with maturity dates ranging from January 2024 to May 2026.

Net Lease Office Properties 9/30/2023 10-Q – 20

Notes to Combined Financial Statements (Unaudited)
Repayments and Scheduled Mortgage Payments

During the nine months ended September 30, 2023, we (i) prepaid non-recourse mortgage loans totaling $2.9 million and (ii) made scheduled mortgage payments of approximately $3.9 million. We recognized an aggregate net gain on extinguishment of debt of less than $0.1 million on these repayments, primarily comprised of prepayment gains (losses) on extinguishment of debt, which is included within Other gains and (losses) on our combined statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of prepayment and repayment was 5.5%.

Parent Debt

Certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP Predecessor entities to provide the funding necessary to acquire certain international assets. These debt instruments are reflected in these financials as Parent debt, and had fixed interest rates that averaged 5.9% at both September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, we prepaid Parent debt totaling $4.6 million.

Debt Facility

On September 20, 2023, in connection with the proposed Spin-Off (Note 1), we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan maturing on November 9, 2025 (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). At that time, NLOP was a wholly-owned subsidiary of WPC.

The NLOP Mortgage Loan bears interest at an annual rate of one-month forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) (the “Term SOFR” rate), subject to a floor of 3.85%, plus 5.0%. In addition, NLOP entered into an interest rate cap agreement at a strike rate of 5.35% under the terms set forth under the NLOP Mortgage Loan. The NLOP Mezzanine Loan bears interest at an annual rate of 14.5% (10.0% of which is required to be paid current on a monthly basis, and 4.5% of which is a payment-in-kind accrual, on a quarterly basis). See Note 12 for information about the funding of the NLOP Financing Arrangements in connection with the closing of the Spin-Off on November 1, 2023.

In connection with the closing of the NLOP Financing Arrangements, we incurred financing costs totaling $14.4 million as of September 30, 2023, which is included in Other assets, net, on our combined financial statements and was reimbursed to WPC by us in connection with the Spin-Off (Note 12).

Interest Paid

Interest paid was $8.1 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and $24.4 million and $18.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2023, the U.S. dollar strengthened against the Norwegian krone, resulting in a decrease of $3.1 million in the aggregate carrying value of our Non-recourse mortgages, net from December 31, 2022 to September 30, 2023.

Net Lease Office Properties 9/30/2023 10-Q – 21

Notes to Combined Financial Statements (Unaudited)
Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of September 30, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2023 (remainder)	$652
2024	34,812
2025	124,789
2026	7,540
2027	—
Total principal payments	167,793
Unamortized discount, net	(29)
Unamortized deferred financing costs	(1,049)
Total	$166,715

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2023.

Scheduled Parent Debt Principal Payments

As of September 30, 2023, no Parent debt principal is scheduled to be repaid during the year ending December 31, 2023. Other remaining Parent debt principal balances are scheduled to mature and due for payment during 2025 and after 2027.

Note 8. Commitments and Contingencies

At September 30, 2023, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our combined financial position or results of operations.

Note 9. Income Taxes

As of September 30, 2023, NLOP Predecessor was owned by WPC, which has elected to be treated as a REIT since 2012. We believe that WPC has been organized and has operated in such a manner to maintain its qualification as a REIT for federal and state income tax purposes. As a REIT, WPC is generally not subject to corporate level federal income taxes on earnings distributed to its shareholders. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying combined financial statements for the three and nine months ended September 30, 2023 and 2022.

Current income tax expense was $0.4 million for both the three months ended September 30, 2023 and 2022, and $1.1 million for both the nine months ended September 30, 2023 and 2022. Deferred income tax benefit was $0.1 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Lease Office Properties 9/30/2023 10-Q – 22

Notes to Combined Financial Statements (Unaudited)
Note 10. Geographic Information

Our portfolio is comprised of domestic and international investments. At September 30, 2023, our international investments were comprised of investments in Poland, United Kingdom, and Norway. No international tenant or country individually comprised at least 10% of our total lease revenues for the three and nine months ended September 30, 2023 or 2022, or at least 10% of our total long-lived assets at September 30, 2023 or December 31, 2022. One domestic tenant comprised (i) 19.1% and 19.5% of our total lease revenues for the three months ended September 30, 2023 and 2022, respectively, (ii) 18.7% and 20.8% for the nine months ended September 30, 2023 and 2022, respectively, and (iii) 13.3% of our total long-lived assets at both September 30, 2023 and December 31, 2022, respectively. The following tables present the geographic information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Domestic	$39,253	$36,865	$117,169	$103,866
International	3,853	3,436	11,402	9,749
Total	$43,106	$40,301	$128,571	$113,615

	September 30, 2023	December 31, 2022
Long-lived Assets (a)
Domestic	$1,136,341	$1,181,943
International	148,790	162,743
Total	$1,285,131	$1,344,686
__________
(a)Consists of Net investments in real estate.

Note 11. Transactions with WPC

Historically, NLOP Predecessor has been managed and operated in the normal course of business consistent with other affiliates of WPC. Accordingly, certain shared costs have been allocated to NLOP Predecessor and reflected as expenses in the combined statements of income. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical WPC expenses attributable to NLOP Predecessor for purposes of the combined financial statements of NLOP Predecessor. However, the expenses reflected in the combined statements of income may not be indicative of the actual expenses that would have been incurred during the periods presented if NLOP Predecessor historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the combined statements of income may not be indicative of related expenses that will be incurred in the future by NLOP Predecessor.

The following table presents amounts charged to the company by WPC for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative (a)	$3,426	$3,328	$9,970	$8,734
Interest expense (b)	5,945	4,545	16,376	14,170
Total	$9,371	$7,873	$26,346	$22,904
__________
(a)General and administrative fees are inclusive of expenses such as employee compensation and benefits, stock-based compensation and professional fees (Note 2).
(b)NLOP Predecessor’s income statement includes an allocation of interest expense associated with WPC unsecured debt utilized partially to fund property assets of NLOP Predecessor (Note 2).
Net Lease Office Properties 9/30/2023 10-Q – 23

Notes to Combined Financial Statements (Unaudited)
The following presents amounts owed to WPC by the Company as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Parent debt (a)	$94,270	$101,774
Accounts payable, accrued expenses, and other liabilities (b)	2,805	2,553
Total	$97,075	$104,327
__________
(a)Certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP Predecessor entities to provide the funding necessary to acquire certain international assets (Note 7).
(b)Represents amounts owed to WPC for accrued interest related to the Parent debt, and services and fees which were directly attributable to NLOP Predecessor as discussed above.
Net parent investment shown in the combined statements of equity include contributions from WPC, which are the result of treasury activities and net funding provided by WPC prior to the Spin-Off, and also includes the indirect costs and expenses allocated to NLOP Predecessor by WPC as described in Note 2.

Note 12. Subsequent Events

Spin-Off

On November 1, 2023, WPC completed the Spin-Off of 59 office properties into NLOP, subject to the conditions set forth in the Separation and Distribution Agreement. The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding, resulting in a distribution of an aggregate of 14,620,919 NLOP common shares. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which wholly-owned subsidiaries of WPC serve as advisors pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off.

The funding of the NLOP Financing Arrangements also occurred on November 1, 2023. We borrowed an aggregate of $455.0 million and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $350.0 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

Lease Extension and Lease Termination

On October 25, 2023, NLOP, through one of its subsidiaries, entered into (i) an amended and restated lease agreement (the “Lease Extension”) with respect to the two properties leased by BCBSM, Inc. located at 1800 Yankee Doodle Road and 3400 Yankee Doodle Road in Eagan, Minnesota (the “Extension Premises”) and (ii) lease termination agreements (collectively, the “Lease Terminations”) with respect to the four properties leased by BCBSM, Inc. located at 3535 Blue Cross Road, 1750 Yankee Doodle Road, 3311 Terminal Drive, and 3545 Blue Cross Road (the “Termination Premises”).

The Lease Extension, among other things, extends the lease expiration date for the Extension Premises by ten years until January 31, 2037, subject to the tenant’s right to further extend the lease term for two additional five-year periods following the new lease expiration date.

The Lease Terminations, among other things, shorten the lease term of each of the Termination Premises from January 31, 2027 to the earlier of (i) June 30, 2024 and (ii) the sale of the respective property. In connection with the Lease Terminations, the tenant has agreed to pay NLOP termination fees of approximately $12.0 million to $13.0 million in the aggregate for all of the Termination Premises payable and determined based on the date of each property’s termination date.
Net Lease Office Properties 9/30/2023 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Certain risks may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section titled “Risk Factors” included in the preliminary information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-41812) (the “Form 10”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 4, 2023, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC on October 11, 2023 (the “Information Statement”).

Basis of Presentation

The historical results of operations and liquidity and capital resources of NLOP Predecessor do not represent the historical results of operations and liquidity and capital resources of a legal entity, but rather a combination of entities under common control that have been “carved-out” of WPC’s consolidated financial statements and presented on a combined basis, in each case, in accordance with GAAP. Intercompany transactions and balances have been eliminated in combination. The preparation of the financial results of NLOP Predecessor required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the relevant reporting periods and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The financial results of NLOP Predecessor reflect the revenues and direct expenses of the NLOP Predecessor and include material assets and liabilities of WPC that are specifically attributable to the NLOP Predecessor. NLOP Predecessor equity represents the excess of total assets over total liabilities. Predecessor equity is impacted by contributions from and distributions to WPC, which are the result of treasury activities and net funding provided by or distributed to WPC prior to the Separation, as well as the allocated costs and expenses.

The financial results of the NLOP Predecessor also include an allocation of indirect costs and expenses incurred by WPC related to the NLOP Predecessor, primarily consisting of compensation and other general and administrative costs using the relative percentage of property revenue of the NLOP Predecessor and WPC management’s knowledge of the NLOP Predecessor. In addition, the financial results reflect allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to the NLOP Predecessor; interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by the NLOP Predecessor as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the interest expense on WPC unsecured debt. The amounts allocated in the financial results of NLOP Predecessor are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the NLOP Predecessor been a separate independent entity during the applicable periods. NLOP believes the assumptions underlying NLOP’s allocation of indirect expenses are reasonable.

Spin-Off

On November 1, 2023, WPC completed the Spin-Off of 59 office properties into NLOP. The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding, resulting in a distribution of an aggregate of 14,620,919 NLOP common shares. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which wholly-owned subsidiaries of WPC serve as advisors pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off (Note 12).

Net Lease Office Properties 9/30/2023 10-Q – 25

Emerging Growth Company

NLOP is an “emerging growth company,” as defined in Section 2(a) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in NLOP’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. NLOP has elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, NLOP, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of NLOP’s financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

NLOP will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Distribution, (b) in which NLOP has total annual gross revenue of at least $1.235 billion, or (c) in which NLOP is deemed to be a large accelerated filer, which means the market value of the common equity of NLOP that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which NLOP has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Financial Highlights

Summary Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$43,106	$40,301	$128,571	$113,615

Net income attributable to NLOP Predecessor	2,764	1,080	10,332	13,729

Net cash provided by operating activities			63,869	67,318
Net cash used in investing activities			(4,617)	(21,111)
Net cash used in financing activities			(59,016)	(47,559)

Supplemental financial measures (a):
Funds from operations attributable to NLOP Predecessor (FFO)	20,497	17,585	63,403	59,161
Adjusted funds from operations attributable to NLOP Predecessor (AFFO)	24,212	22,930	72,310	65,580
__________
(a)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Net Lease Office Properties 9/30/2023 10-Q – 26

Revenues

Total revenues increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to higher lease revenues contributed from the nine properties acquired in the CPA:18 Merger, which closed on August 1, 2022.

Net Income Attributable to NLOP Predecessor

Net income attributable to NLOP Predecessor increased for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower separation and distribution costs.

Net income attributable to NLOP Predecessor decreased for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher interest expense, partially offset by the accretive impact of the CPA:18 Merger.

FFO

FFO increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to lower separation and distribution costs and the accretive impact of the CPA:18 Merger.

AFFO

AFFO increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to the accretive impact of the CPA:18 Merger.

Portfolio Overview

Portfolio Summary

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

	September 30, 2023	December 31, 2022
ABR (in thousands)	$145,043	$140,572
Number of properties	59	59
Occupancy	97.1%	97.1%
Weighted-average lease term (in years)	5.7	6.2
Leasable square footage (in thousands) (a)	8,682	8,678
__________
(a)Excludes 0.6 million of operating square footage for a parking garage at a domestic property.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared on a pro rata basis. We refer to these metrics as pro rata metrics. We have one investment in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of this investment that is deemed to be under our control, even if our ownership is less than 100%. On a pro rata basis, we present our proportionate share, based on our economic ownership of this jointly owned investment, of the portfolio metrics of this investment. Multiplying this jointly owned investment’s financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investment.

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of September 30, 2023. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Net Lease Office Properties 9/30/2023 10-Q – 27

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues
Lease revenues	$41,977	$39,137	$2,840	$124,972	$109,833	$15,139
Income from direct financing leases	294	436	(142)	1,175	1,301	(126)
Other lease-related income	835	728	107	2,424	2,481	(57)
	$43,106	$40,301	$2,805	$128,571	$113,615	$14,956

Lease Revenues

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, lease revenues increased by $2.8 million and $15.1 million, respectively, primarily due to additional lease revenues from the nine properties acquired in the CPA:18 Merger.

Income from Direct Financing Leases

For both the three and nine months ended September 30, 2023 as compared to the same periods in 2022, income from direct finance leases decreased by $0.1 million, due to the reclassification of our remaining direct financing lease investment to operating lease during the third quarter of 2023 (Note 4).

Other Lease-Related Income

Other lease-related income is described in Note 3.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Operating Expenses
Depreciation and amortization	$17,785	$16,540	$1,245	$53,226	$45,467	$7,759
Reimbursable tenant costs	7,091	6,217	874	20,831	17,289	3,542
General and administrative	3,435	3,330	105	10,034	8,741	1,293
Property expenses, excluding reimbursable tenant costs	2,352	1,780	572	6,479	5,640	839
Separation and distribution related costs and other	1,343	3,719	(2,376)	2,882	4,037	(1,155)
	$32,006	$31,586	$420	$93,452	$81,174	$12,278

Depreciation and Amortization

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, depreciation and amortization expense increased by $1.2 million and $7.8 million, respectively, primarily due to the impact of additional expenses from the nine properties acquired in the CPA:18 Merger.

Reimbursable Tenant Costs

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, reimbursable tenant costs increased by $0.9 million and $3.5 million, respectively, primarily due to the addition of nine properties acquired in the CPA:18 Merger.

Net Lease Office Properties 9/30/2023 10-Q – 28

General and Administrative

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, general and administrative expenses increased by $0.1 million and $1.3 million, respectively, primarily due to the nine additional properties acquired in the CPA:18 Merger, along with higher general and administrative corporate expense subject to allocation. General and administrative expenses were allocated to NLOP Predecessor based on the relative percentage of ABR of the NLOP Predecessor Business. The amounts allocated are not necessarily indicative of the actual amount of indirect expenses that would have been recorded had NLOP Predecessor been a separate independent entity.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, property expenses, excluding reimbursable tenant costs, increased by $0.6 million and $0.8 million, respectively, primarily due to higher maintenance expense at certain properties.

Separation and Distribution Related Costs and Other

Separation and distribution related costs and other are comprised of (i) costs related to the Spin-Off for the three and nine months ended September 30, 2023 and 2022, and (ii) CPA:18 Merger-related costs for the three and nine months ended September 30, 2022.

Other Income and (Expenses), and Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Other Income and (Expenses), and Provision for Income Taxes
Interest expense	$(8,053)	$(7,638)	$(415)	$(24,433)	$(18,228)	$(6,205)
Other gains and (losses)	(25)	(3)	(22)	26	(11)	37
Provision for income taxes	(232)	(1)	(231)	(303)	(480)	177
	$(8,310)	$(7,642)	$(668)	$(24,710)	$(18,719)	$(5,991)

Interest Expense

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, interest expense increased by $0.4 million and $6.2 million, respectively, primarily related to non-recourse loans assumed in the CPA:18 Merger, as well as higher corporate interest expense subject to allocation. Interest expense is comprised of interest on Non-recourse mortgages, as well as interest expense on Parent debt specific to NLOP Predecessor properties and that allocated to NLOP Predecessor based on the relative percentage of unencumbered net investment in real estate of each property compared to WPC. The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of interest expense that would have been recorded had the NLOP Predecessor been a separate independent entity during the applicable periods. We expect increasing interest rates and higher debt balances to have a material impact on our results of operations depending on the terms we are able to obtain in new financings or refinancings.

Provision for Income Taxes

For the three months ended September 30, 2023 as compared to the same period in 2022, provision for income taxes increased by $0.2 million, primarily due to higher taxes recognized on a property located in Norway, which was acquired in the CPA:18 Merger.

For the nine months ended September 30, 2023 as compared to the same period in 2022, provision for income taxes decreased by $0.2 million, primarily due to lower taxes recognized on a property located in the United Kingdom.

Net Lease Office Properties 9/30/2023 10-Q – 29

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, capital expenditures and debt service. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources and proceeds from dispositions of properties in order to meet these needs. We assess our ability to access capital on an ongoing basis. The following table summarizes the changes in cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
Net cash provided by operating activities	$63,869	$67,318	$(3,449)
Net cash used in investing activities	(4,617)	(21,111)	16,494
Net cash used in financing activities	(59,016)	(47,559)	(11,457)

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $3.4 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher interest expense.

Net Cash Used in Investing Activities — Net cash used in investing activities decreased by $16.5 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger during the nine months ended September 30, 2022.

Net Cash Used in Financing Activities — Net cash used in financing activities increased by $11.5 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to financing costs incurred during the current year period in connection with the NLOP Financing Arrangements, as well as an increase in prepayments and scheduled payments of non-recourse mortgages.

Net Lease Office Properties 9/30/2023 10-Q – 30

Summary of Financing

The table below summarizes our non-recourse mortgages (dollars in thousands):

	September 30, 2023	December 31, 2022
Carrying Value (a)
Fixed rate:
Non-recourse mortgages (b)	$125,153	$127,794
	125,153	127,794
Variable rate:
Non-recourse mortgages (b):
Floating interest rate mortgage loans	41,562	46,495
	41,562	46,495
	$166,715	$174,289

Percent of Total Non-Recourse Mortgages
Fixed rate	75%	73%
Variable rate	25%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.8%	4.9%
Variable rate	4.6%	4.6%
Total non-recourse mortgages	4.8%	4.8%

__________
(a)Table represents external mortgage debt of NLOP Predecessor excluding Parent debt. It does not reflect the Spin-Off financing arrangements discussed below.
(b)Aggregate debt balance includes unamortized discount, net, totaling $1.1 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively, and unamortized deferred financing costs totaling less than $0.1 million as of both September 30, 2023 and December 31, 2022.

In connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into the NLOP Financing Arrangements (Note 7). On November 1, 2023, we borrowed an aggregate of $455.0 million under the NLOP Financing Arrangements, and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $350 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in accordance with the Separation and Distribution Agreement. The remainder of the proceeds from the NLOP Financing Arrangements is anticipated to be used to pay fees and expenses related to the origination of the NLOP Financing Arrangements and other transaction costs, to be deposited with the Lenders in satisfaction of the reserve requirements pursuant to the NLOP Financing Arrangements, and for other general corporate expenses. As of the November 1, 2023 completion of the Spin-Off, we had an estimated $622 million in consolidated debt principal outstanding.

Cash Requirements and Liquidity

At September 30, 2023, our cash resources consisted of the following:

•cash and cash equivalents totaling $5.1 million. Of this amount, $2.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $1.2 billion at September 30, 2023, although there can be no assurance that we would be able to obtain financing for these properties.

As of the completion of the Spin-Off on November 1, 2023, we had estimated cash and cash equivalents of approximately $53.8 million (Note 12).

Net Lease Office Properties 9/30/2023 10-Q – 31

As of September 30, 2023, scheduled debt principal payments total $0.7 million through December 31, 2023 and $34.8 million through December 31, 2024 (Note 7). These scheduled payments do not reflect the impact of the NLOP Financing Arrangements that were funded on November 1, 2023 (Note 12).

During the next 12 months following September 30, 2023 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $35.0 million;
•making scheduled interest payments on our non-recourse mortgage debt and parent debt obligations (future interest payments total $50.5 million, with $14.0 million due during the next 12 months);
•making scheduled principal payments on the NLOP Financing Arrangements, totaling $50.3 million (Note 12);
•making scheduled interest payments on the NLOP Financing Arrangements (future interest payments total $151.0 million, with $47.7 million due during the next 12 months) (Note 12);
•funding future capital commitments and tenant improvement allowances (Note 3); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations and cash received from dispositions of properties.

Our liquidity could be adversely affected by refinancing debt at higher interest rates, unanticipated costs, and greater-than-anticipated operating expenses.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2023.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates from what was previously disclosed in the Information Statement for the year ended December 31, 2022. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our combined financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and AFFO, which are non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

Funds from Operations and Adjusted Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to, nor a substitute for, net income or loss as determined under GAAP.

Net Lease Office Properties 9/30/2023 10-Q – 32

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate or other assets incidental to the company’s main business, gains or losses on changes in control of interests in real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO.

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt and spin-off expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs. We use AFFO as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

We believe that AFFO is a useful supplemental measure for investors to consider as we believe it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net income computed under GAAP, or as alternatives to net cash provided by operating activities computed under GAAP, or as indicators of our ability to fund our cash needs.

Net Lease Office Properties 9/30/2023 10-Q – 33

FFO and AFFO for NLOP Predecessor were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to NLOP Predecessor	$2,764	$1,080	$10,332	$13,729
Adjustments:
Depreciation and amortization of real property	17,785	16,540	53,226	45,467
Proportionate share of adjustments for noncontrolling interests (a)	(52)	(35)	(155)	(35)
Total adjustments	17,733	16,505	53,071	45,432
FFO (as defined by NAREIT) attributable to NLOP Predecessor	20,497	17,585	63,403	59,161
Adjustments:
Separation and distribution related costs and other (b)	1,343	3,719	2,882	4,037
Stock-based compensation	952	713	2,566	2,259
Above and below-market rent intangible lease amortization, net	905	666	2,717	1,036
Amortization of deferred financing costs	293	1,405	2,296	1,412
Straight-line and other leasing and financing adjustments	259	(825)	(948)	(2,029)
Tax (benefit) expense — deferred and other	(145)	(420)	(821)	(574)
Other amortization and non-cash items	96	93	280	276
Other (gains) and losses (c)	25	3	(26)	11
Proportionate share of adjustments for noncontrolling interests (a)	(13)	(9)	(39)	(9)
Total adjustments	3,715	5,345	8,907	6,419
AFFO attributable to NLOP Predecessor	$24,212	$22,930	$72,310	$65,580

Summary
FFO (as defined by NAREIT) attributable to NLOP Predecessor	$20,497	$17,585	$63,403	$59,161
AFFO attributable to NLOP Predecessor	$24,212	$22,930	$72,310	$65,580
__________
(a)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(b)Amounts are comprised of (i) costs related to the Spin-Off for the three and nine months ended September 30, 2023 and 2022, and (ii) CPA:18 Merger-related costs for the three and nine months ended September 30, 2022 (Note 1).
(c)Primarily comprised of gains and losses on extinguishment of debt, and foreign currency transactions.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 9/30/2023 10-Q – 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary market risks that we are exposed to are interest rate risk and foreign currency exchange risk.

We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio and we attempt to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations, as well as the values of our unsecured debt obligations, are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. We expect increasing interest rates and higher debt balances to have a material impact on our results of operations depending on the terms we are able to obtain in new financings or refinancings.

We have borrowed funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. Movements in interest rates on variable rate debt could change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments.

At September 30, 2023, fixed-rate debt comprises 75.1% of our Non-recourse mortgages and variable-rate debt comprises 24.9%.

Our debt obligations are more fully described in Note 7 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2023 (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Total	Fair Value
Fixed-rate debt (a)	$652	$34,812	$84,604	$7,540	$—	$127,608	$121,535
Variable-rate debt (a)	$—	$—	$40,185	$—	$—	$40,185	$40,172
__________
(a)Amounts are based on the exchange rate at September 30, 2023, as applicable.

Annual interest expense on our variable-rate debt at September 30, 2023 would increase or decrease by $0.4 million, for each respective 1% change in annual interest rates.

Net Lease Office Properties 9/30/2023 10-Q – 35

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in three foreign currencies, primarily the Norwegian krone, British pound sterling, and euro which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone, British pound sterling, or euro and U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our combined foreign operations at September 30, 2023 of less than $0.1 million for all three currencies.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.

The factors we consider in determining the credit risk of our tenants include, but are not limited to: payment history; credit status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality and diversity of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

For the nine months ended September 30, 2023, our combined portfolio as set forth in our unaudited combined financial statements had the following significant characteristics, based on the percentage of our combined total revenues:

•91% related to domestic operations; which included concentrations of 31% and 16% in Texas and Minnesota, respectively; and
•9% related to international operations.
Net Lease Office Properties 9/30/2023 10-Q – 36

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2023 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 9/30/2023 10-Q – 37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we have various claims and lawsuits arising in the normal course of business that are pending. The results of these proceedings are not expected to have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors.

For a discussion of potential risks and uncertainties, please refer to the section titled “Risk Factors” included in the Information Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Separation and the Distribution, on November 1, 2023, NLOP issued 14,619,919 additional shares of NLOP’s common shares to WPC, such that WPC owned 14,620,919 shares of NLOP’s common shares. The issuance of these common shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Note 5. Other Information.

None.
Net Lease Office Properties 9/30/2023 10-Q – 38

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1*	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

2.2*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

3.1	Amended and Restated Declaration of Trust of Net Lease Office Properties.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

3.2	Amended and Restated Bylaws of Net Lease Office Properties.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.1*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 7, 2023 and incorporated herein by reference

10.2*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.3*	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.4*	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower LLC and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.5*	Amendment to Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.6*	Amendment to the Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower LLC and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.7†	Net Lease Office Properties and NLO OP LLC 2023 Incentive Award Plan.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.8†	Form of Net Lease Office Properties and NLO OP LLC.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.9	Form of Indemnification Agreement to be entered into between Net Lease Office Properties and each of its trustees and executive officers.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Net Lease Office Properties 9/30/2023 10-Q – 39

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
† Management contract or compensatory plan or arrangement
Net Lease Office Properties 9/30/2023 10-Q – 40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	November 17, 2023	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 17, 2023	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 9/30/2023 10-Q – 41

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1*	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

2.2*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

3.1	Amended and Restated Declaration of Trust of Net Lease Office Properties.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

3.2	Amended and Restated Bylaws of Net Lease Office Properties.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.1*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 7, 2023 and incorporated herein by reference

10.2*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.3*	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.4*	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower LLC and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.5*	Amendment to Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.6*	Amendment to the Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower LLC and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.7†	Net Lease Office Properties and NLO OP LLC 2023 Incentive Award Plan.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.8†	Form of Net Lease Office Properties and NLO OP LLC.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

10.9	Form of Indemnification Agreement to be entered into between Net Lease Office Properties and each of its trustees and executive officers.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
† Management contract or compensatory plan or arrangement