Form 10-K
period 2023-12-31
Net Lease Office Properties
filed 2024-03-06
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Investor Relations (212) 492-1140
(844) 656-7348
(Registrant’s telephone numbers, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Shares of Beneficial Interest, par value $0.001 per share	NLOP	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company	☐	Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $0 (the registrant did not have any voting stock outstanding and held by non-affiliates until its spin-off on November 1, 2023)
As of February 28, 2024, there were 14,785,118 shares of Common Stock of registrant outstanding.

Net Lease Office Properties 2023 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to statements regarding: the Spin-Off (as defined herein); our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the broader macroeconomic environment and the ability of tenants to pay rent, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs, including our ability to sell or dispose of properties and maintain debt covenant compliance; our ability to make shareholder distributions; prospective statements regarding our access to the capital markets; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

Net Lease Office Properties 2023 10-K – 2

PART I

Item 1. Business.

General Development of Business

Net Lease Office Properties (“NLOP”) is a Maryland real estate investment trust that, together with our consolidated subsidiaries, owns a diversified portfolio of office properties that are primarily leased to corporate tenants on a single-tenant, net-lease basis. Our net leases generally specify a base rent with rent increases and require the tenant to pay substantially all costs associated with operating and maintaining the property. We intend to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 2023.

The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised of single-tenant office facilities that are critical to our tenants’ operations. As of December 31, 2023, our portfolio was comprised of 55 properties, net-leased to 59 corporate tenants operating in a variety of industries, generating annualized base rent (“ABR”) of approximately $142.4 million. As of December 31, 2023, almost all of our properties were located in the United States, except for five properties located in Europe.

Pursuant to the terms of a separation and distribution agreement, W. P. Carey Inc. (“WPC”), a leading net-lease REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WPC,” spun off a portfolio of 59 office assets into a separate publicly-traded company (the “Spin-Off”). To accomplish this Spin-Off, WPC formed NLOP on October 21, 2022. On November 1, 2023, WPC completed the Spin-Off. Following the closing of the Spin-Off, certain wholly-owned affiliates of WPC (our “Advisor”) externally manage NLOP pursuant to certain advisory agreements (the “NLOP Advisory Agreements”). The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding.

Our common shares are listed on the NYSE under the ticker symbol “NLOP.”

Narrative Description of Business

Business Objectives and Strategy

Our business plan is to focus on realizing value for our shareholders primarily through strategic asset management and disposition of our property portfolio over time. Our Advisor is generally responsible for all aspects of our operations including but not limited to formulating and evaluating the terms of each proposed disposition, arranging and executing the disposition of each asset, negotiating and monitoring the terms of our borrowings, preparing and filing our financial statements and required filings with the SEC, and other management services, under the supervision of our Board of Trustees. We anticipate using the proceeds of dispositions to pay down debt, pay distributions to our shareholders, and reinvest in our properties through capital expenditures, as needed.

Financing Strategies

On September 20, 2023, in connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan maturing on November 9, 2025, subject to two separate one-year extension options (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). The NLOP Financing Arrangements are collateralized by the assignment of certain of our previously unencumbered real estate properties.

The funding of the NLOP Financing Arrangements occurred on November 1, 2023 (the date of the Spin-Off). We borrowed an aggregate of $455.0 million and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $343.9 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

Net Lease Office Properties 2023 10-K – 3

The NLOP Financing Arrangements are structured, in part, to provide us with the ability to engage in dispositions of assets as contemplated by our overall strategy. We intend to pay down the NLOP Financing Arrangements with proceeds from such dispositions and cash flow from rent on our properties, in accordance with the terms of the NLOP Financing Arrangements.

As of December 31, 2023, ten additional properties were encumbered by outstanding individual mortgages totaling approximately $168.8 million. We intend to repay or refinance these mortgages at maturity. We may also consider other options, including other forms of debt, additional mortgages, or leverage when available.

Our Portfolio

At December 31, 2023, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 55 net-leased properties;
•Total net-leased square footage — approximately 8.4 million; and
•Occupancy rate — approximately 97.0%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2023, our tenants/leases had the following characteristics:

•Number of tenants — 59;
•Investment grade tenants as a percentage of total ABR — 43%;
•Implied investment grade tenants as a percentage of total ABR — 21%;
•Weighted-average lease term (“WALT”) — 5.8 years;
•93.8% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦Fixed — 74.0%
◦Consumer Price Index (“CPI”) and similar — 19.7%
◦Other — 0.1%

Human Capital

We have no employees. At December 31, 2023, our Advisor had 197 employees, 144 of which were located in the United States and 53 of which were located in Europe. Employees of WPC are available to perform services under our Advisory Agreements. Our Advisory Agreements do not require the Advisor to dedicate any particular employees to us.

Available Information

We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on the Investor Relations portion of our website (http://www.nloproperties.com), as soon as reasonably practicable after they are filed with or furnished to the SEC.

Our Code of Business Conduct and Ethics, which applies to all trustees, officers, and employees, including our chief executive officer and chief financial officer, is also available on our website. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Net Lease Office Properties 2023 10-K – 4

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay dividends could be materially adversely affected by various risks and uncertainties, including those enumerated below, which could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to Our Properties and Business

Market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets, could have a material adverse effect on our business, financial condition, results of operations, our ability to dispose of assets, and our ability to pay dividends and/or distributions.

Our business may be adversely affected by market and economic volatility experienced by the United States and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine, rising tensions between China and Taiwan and the conflict in the Middle East), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our business, financial condition, results of operations and/or distributions as a result of one or more of the following, among other potential consequences:

•significant job losses may occur, which, in addition to other adverse conditions currently affecting the office property market as discussed in the next risk factor, may decrease demand for our office space, causing market rental rates and property values to be negatively impacted, and create increased challenges in disposing of properties in accordance with our strategic plan;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time;
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to inflationary pressure, bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

The ongoing remote working trends that began with the impact of the novel coronavirus (the “COVID-19 pandemic”), may continue to materially adversely impact the value of our properties and our business, operating results, financial condition and prospects.

Temporary closures of businesses and the resulting remote working arrangements for personnel in response to the pandemic changed work practices in a manner that has negatively impacted us and our business. In particular, the increased adoption of and familiarity with remote work practices, and the increase in tenants seeking to sublease their leased office space, as well as tenant uncertainty regarding office space needs given evolving remote and hybrid working trends which began with the COVID-19 pandemic, resulted in decreased demand for office space in certain places and certain types of properties. We cannot predict whether changes in working arrangements are permanent or will return to the more typical arrangements in effect pre-pandemic. If this trend continues or accelerates, our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase the vacancy and decrease rental income and the value of our properties. Real estate sales prices depend on a number of factors, including occupancy percentages, and lease rates, and in light of current office space utilization trends, our ability to find buyers for our properties at desirable prices, or at all, may be adversely impacted by these trends. The need to reconfigure leased office space, either in response to the pandemic or tenants’ needs, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, the tenant may explore other office space and find it more advantageous to relocate than to renew its

Net Lease Office Properties 2023 10-K – 5

lease and renovate the existing space. The changes in work habits and reduced demand for office space have also resulted in adverse capital markets and financing conditions for office properties. The value of our properties and our business, operating results, financial condition and prospects may continue to be materially adversely impacted by the negative trends impacting the office property market.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our business, financial condition and results of operations.

We compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have. As of December 31, 2023, approximately 25.4% of our ABR was comprised by tenants with leases expiring in the next two years.

We derive our net income primarily from rent received from our tenants, and our profitability is significantly dependent upon ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. As of December 31, 2023, our portfolio had a WALT of 5.8 years, and no properties were fully vacant. If our tenants decide not to renew their leases, terminate early or default on their lease, or if we fail to find suitable tenants to lease our vacant properties, we may not be able to re-lease the space or may experience delays in finding suitable replacement tenants and may be in default under the NLOP Financing Arrangements.

Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. Our inability to renew leases or re-let space in a reasonable time, a decline in rental rates or an increase in tenant improvement, leasing commissions, or other costs may have a material adverse effect on our business, financial condition and results of operations.

We may be unable to find buyers for our properties on a timely basis or at desirable sales prices in accordance with our strategic plan.

We are actively pursuing dispositions of our properties. Real estate sales prices are constantly changing and fluctuate based on many factors, including as a result of changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In particular, in light of current office space utilization trends, our ability to find buyers for our properties at desirable prices, or at all, may be adversely impacted by these trends, and we may be required to sell our properties for less than their market value. If we are not able to find buyers for our assets or if we have overestimated the value of our assets, any distributions to our shareholders may be delayed or reduced. In addition, our ability to dispose of properties may also be adversely affected by the terms of prepayment or assumption costs associated with debt encumbering our real estate assets, transactional fees and expenses or unknown liabilities.

Inflation has adversely affected our financial condition, cash flows and results of operations, and may continue to do so in the future.

Since 2021, inflation and interest rates have been elevated compared to the years prior to that date. Inflation and high interest rates have had an adverse impact on our financial condition. Continuing increases in inflation could have a more pronounced negative impact on our interest expense and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Net Lease Office Properties 2023 10-K – 6

We depend on significant tenants, and the majority of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.

As of December 31, 2023, our ten largest tenants in our portfolio (by ABR) represented approximately 51.9% of ABR and our three largest tenants in our portfolio (by ABR) represented approximately 29.5% of ABR. In addition, as of December 31, 2023, the majority of our ABR was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.

High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.

As of December 31, 2023, 27.3% of our portfolio (as a percentage of ABR) was located in Texas, representing the highest concentration of our assets, and 16.1% was located in Minnesota. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations. Any adverse developments in the economy or real estate market in the areas in which we concentrate or any decrease in demand for office space resulting from regulatory or business environment in the areas in which we concentrate could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.

Tenant defaults may have a material adverse effect on our business, financial condition and results of operations.

The majority of our revenues and income comes from rental income from real property. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their lease obligations. Our ability to manage our assets is also subject to federal bankruptcy laws, state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents and international laws. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations may have a material adverse effect on our business, financial condition and results of operations.

Some of our leases provide tenants with the right to terminate their leases early, which may have a material adverse effect on our business, financial condition and results of operations.

Certain of our leases permit our tenants to terminate their leases as to all or a portion of their leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third-party tenants. If our tenants elect to terminate their leases early, it may have a material adverse effect on our business, financial condition and results of operations.

Our expenses may remain constant or increase, even if our revenues decrease, which may have a material adverse effect on our business, financial condition and results of operations.

Costs associated with our business, such as debt repayments, real estate taxes, insurance premiums and maintenance costs, are relatively inelastic and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues. Additionally, the real property taxes on our properties may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which may have a material adverse effect on our business, financial condition and results of operations.

Net Lease Office Properties 2023 10-K – 7

Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

We, our tenants and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations.

We, our tenants and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Our properties must also comply with the Americans with Disabilities Act and any equivalent state or local laws, to the extent that our properties are public accommodations as defined under such laws. Failure to comply with these requirements could subject us, or our tenants, to governmental fines or private litigant damage awards. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us, or our tenants, to incur significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will develop. Environmental noncompliance liability also could impact a tenant’s ability to make rental payments to us. Furthermore, our reputation could be negatively affected if we violate environmental laws or regulations, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, as a current or former owner or operator of real property, we may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under or emanating from such property, including investigation and cleanup costs, natural resource damages, third-party liability for cleanup costs, personal injury or property damage and costs or losses arising from property use restrictions. Cleanup liabilities are often imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. The presence of hazardous substances also may result in use restrictions on impacted properties or result in liens on contaminated sites in favor of the government for damages it incurs to address contamination. We also may be liable for the costs of removal or remediation of hazardous substances or waste disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facilities. Moreover, buildings and other improvements on our properties may contain asbestos-containing material or other hazardous building materials or could have indoor air quality concerns (e.g., from airborne contaminants such as mold), which may subject us to costs, damages and other liabilities including abatement cleanup, personal injury, and property damage liabilities. The foregoing could adversely affect occupancy and our ability to develop, sell or borrow against any affected property and could require us to make significant unanticipated expenditures that may have a material adverse effect on our business, financial condition and results of operations.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested in properties located outside the United States. At December 31, 2023, our real estate properties located outside of the United States represented 11.4% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
•legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;
•difficulty in complying with conflicting obligations in various jurisdictions and the burden of observing a variety of evolving foreign laws, regulations, and governmental rules and policies, which may be more stringent than U.S. laws and regulations (including land use, zoning, environmental, financial, and privacy laws and regulations, such as the European Union’s General Data Protection Regulation);
•tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives, which may result in additional taxes on our international investments;
•changes in operating expenses in particular countries or regions;
•increased energy and commodity prices in Europe;
•foreign exchange rates; and

Net Lease Office Properties 2023 10-K – 8

•geopolitical and military conflict risk and adverse market conditions caused by changes in national or regional economic or political conditions, including the ongoing conflict between Russia and Ukraine, rising tensions between China and Taiwan and the conflict in the Middle East (which may impact relative interest rates, the terms or availability of debt financing, customers’ ability and willingness to renew agreements, make payments, and enter into new agreements, and energy costs).

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. If our Advisor fails to properly mitigate such additional risks, it could result in operational failures, governmental sanctions, or other liabilities.

We are also subject to potential fluctuations in exchange rates between the euro and the U.S. dollar because we translate revenue denominated in euros into U.S. dollars for our financial statements. Our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses), which may in turn adversely affect the price of our common shares.

We may be materially adversely affected by laws, regulations or other issues related to climate change as well as by potential physical impacts related to climate change.

We are subject to laws and regulations related to climate change. For example, the SEC has proposed climate change rules which are expected to be approved in 2024 and, as proposed, would require us to provide extensive information including greenhouse gas emissions and certain climate-related financial metrics in our audited financial statements. The State of California has also enacted new climate change disclosure requirements, including emissions requirements. In addition, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023 and requires expansive disclosures on various sustainability topics.

We are currently assessing our obligations under these laws and regulations but we expect that compliance with these laws and regulations could result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. We also expect that over time we will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, loss of tenants, lower valuation and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.

In addition to the laws and regulations surrounding climate change, the potential physical impacts of climate change on our operations are highly uncertain. These may include extreme weather, changes in rainfall and storm patterns and intensity, increased strength of hurricanes, water shortages, changing sea levels and changing temperatures. These changes may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions and may adversely impact out tenants’ abilities to fulfill their obligations under their leases. Chronic climate change may also lead to increased costs for our tenants to adapt to the demands and expectations of climate change or lower carbon usage, including with respect to heating, cooling or electricity costs, retrofitting properties to be more energy efficient or comply with new rules or regulations, or other unforeseen costs.

Uninsured and underinsured losses may adversely affect our operations.

We, or in certain instances, tenants at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property, which may have a material adverse effect on our business, financial condition and results of operations.

Net Lease Office Properties 2023 10-K – 9

Risks Related to Financing and Our Indebtedness

We have a significant amount of indebtedness and may need to incur more in the future.

As of December 31, 2023, net of capitalized financing costs, we had approximately $542.0 million of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to need to invest in our current portfolio and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness may have material adverse consequences for us, including:

•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms;
•limiting the amount of free cash flow available for future operations, dividends, or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases; and
•placing us at a competitive disadvantage compared to less leveraged competitors.

Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing and if we received credit ratings, these credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness, which may have a material adverse effect on our business, financial condition and results of operations.

We have existing debt and refinancing risks that could affect our cost of operations.

At December 31, 2023, fixed-rate debt comprises 43% of our debt and variable-rate debt comprises 57%. We may incur additional fixed and variable-rate indebtedness in the future. As a result, we are, and expect to be, subject to the risks normally associated with debt financing including:

•that interest rates may rise;
•that our cash flow will be insufficient to make required payments of principal and interest;
•that we will be unable to refinance some or all of our debt or increase the availability of overall debt on terms as favorable as those of our existing debt, or at all;
•that any refinancing will not be on terms as favorable as those of our existing debt;
•that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;
•that debt service obligations will reduce funds available for distribution to our shareholders;
•that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;
•that we may be unable to refinance or repay the debt as it becomes due; and
•that if our degree of leverage is viewed unfavorably by lenders, it could affect our ability to obtain additional financing.

If we are unable to repay or refinance our indebtedness as it becomes due, we may need to sell assets or to seek protection from our creditors under applicable law, which may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our capital needs.

In connection with the Spin-Off, we entered into the NLOP Financing Arrangements; however, we may require additional capital to implement our business plan, respond to business opportunities, challenges or unforeseen circumstances and may determine to engage in equity or debt financings, refinance the NLOP Financing Arrangements or enter into new credit facilities. If we are unable to refinance or repay the debt as it becomes due or obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business plan and to respond to business challenges could be limited.

The NLOP Financing Arrangements will limit our ability to pay dividends on our common shares.

Covenants contained in the instruments governing the NLOP Financing Arrangements limit the dividends that may be paid by the subsidiary borrower, which in turn will affect our ability to pay distributions to our shareholders, except as may be required for us (and our subsidiary REITs) to avoid the imposition of income and excise taxes. Covenants also limit the amount of cash distributions that may be paid by the subsidiary borrower to less than $1.0 million. Distributions in excess of this amount must be

Net Lease Office Properties 2023 10-K – 10

paid in a combination of cash and common shares, which will in turn affect the cash and common share components of any distributions we may pay to our shareholders. We may be required to utilize alternative financing or other procedures to satisfy the applicable REIT distribution requirements (including the payment of dividends in common shares, which may place downward pressure on the market price of our common shares). Any inability to pay dividends may negatively impact our REIT status or could cause shareholders to sell our common shares, which may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to engage in potentially desirable strategic or capital-raising transactions that require the issuance of interests in NLO OP LLC while the NLOP Financing Arrangements remain outstanding.

For so long as the NLOP Financing Arrangements remain outstanding, we are generally prohibited from engaging in certain transactions that would affect the ownership of our operating company, NLO OP LLC, including admitting new members or other capital raising transactions, if there have been material changes in the direct or indirect ownership of our subsidiary borrower during the preceding three year period. This restriction may limit our ability to pursue strategic transactions or engage in other transactions that may maximize the value of our business.

Our governing documents do not limit the amount of indebtedness we may incur and we may become more highly leveraged.

Our Board of Trustees may permit us to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and funds available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase, which may have a material adverse effect on our business, financial condition and results of operations.

If we become an umbrella partnership REIT (an “UPREIT”), we would be a holding company with no direct operations and would rely on distributions received from NLO OP LLC and its subsidiaries, including NLO Mezzanine Borrower LLC, to make distributions to our shareholders.

While we do not conduct business as an UPREIT, we may do so in the future, in which case we would become a holding company and conduct all of our operations through our operating company, NLO OP LLC, and would rely on distributions from NLO OP LLC and its subsidiaries, including NLO Mezzanine Borrower LLC, to make any distributions to our shareholders and to meet any of our obligations. The ability of NLO OP LLC to make distributions to us would depend on its operating results and the ability of its subsidiaries to make distributions to our operating company, which could be subject to restrictions of any of its subsidiaries. While NLO OP LLC is our wholly owned subsidiary, if we elected to admit third party members, we would expect to amend and restate the operating agreement for NLO OP LLC to reflect such terms as would be customary and appropriate for an UPREIT, and those members would be entitled to the rights and remedies set forth thereunder, including with respect to conversion to our common shares, redemption, and other rights that could adversely affect the rights of our shareholders. In addition, the claims of our shareholders would be structurally subordinated to all existing and future liabilities and other obligations and any preferred equity of NLO OP LLC and its subsidiaries, including in the case of any liquidation, bankruptcy or reorganization of our company.

Financial covenants limit our ability to pay distributions and could materially adversely affect our ability to conduct our business.

The instruments governing the NLOP Financing Arrangements contain restrictions on our ability to pay distributions, the amount of additional debt we may incur and other restrictions and requirements on our operations. There are also restrictions on the ability of our subsidiary borrower, NLO Mezzanine Borrower LLC, to pay distributions, which in turn affects our ability to pay distributions except for distributions required for REIT compliance. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in adverse consequences to our financial condition. The instruments governing the NLOP Financing Arrangements also contain cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations. Additionally, the NLOP Mortgage Loan is secured by first priority mortgages and deeds of trust encumbering the interests of the NLOP Mortgage Loan Borrowers (as defined in the NLOP Mortgage Loan) in the Mortgaged Properties (as defined in the NLOP Mortgage Loan), as well as by pledges of equity of the NLOP Mortgage Loan Borrowers (and,

Net Lease Office Properties 2023 10-K – 11

with respect to the NLOP Mortgage Loan Borrowers that are limited partnerships, the general partners thereof), NLO Holding Company LLC, and each of NLO MB TRS LLC and NLO SubREIT LLC. Any inability to service our obligations under the NLOP Mortgage Loan could lead to foreclosure on the assets securing such debt, which could have a materially adverse effect on our business, financial condition and results of operations.

The agreement governing the NLOP Mortgage Loan (the “NLOP Mortgage Loan Agreement”) also contains certain cash management provisions which provide that all cash from the Mortgaged Properties is held by the lenders and applied pursuant to a waterfall set forth in the NLOP Mortgage Loan Agreement, with excess cash flow being retained by the Lenders (subject to NLOP Mortgage Loan Borrowers’ right to request funds for certain permitted payments). In addition, upon the occurrence of certain trigger events (such as specified events of default or a bankruptcy event with respect to an NLOP Mortgage Loan Borrower), the lenders have the right to retain any excess cash flow as additional collateral for the loan, until such trigger event is cured, subject to certain rights to distributions for REIT compliance purposes and current interest on the NLOP Mezzanine Loan.

Failure to hedge effectively against interest rate changes and foreign exchange rate changes may have a material adverse effect on our business, financial condition and results of operations.

The interest rate and foreign exchange rate hedge instruments we may use to manage some of our exposure to interest rate and foreign exchange rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. Failure to hedge effectively against such interest rate and foreign exchange rate changes may have a material adverse effect on our business, financial condition and results of operations.

We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our shareholders.

In order to qualify to be taxed as a REIT, we (and any of our subsidiary REITs) generally must distribute annually at least 90% of REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to shareholders. Because of this distribution requirement, we may not be able to fund all future capital needs from income from operations. As a result, we may rely on third-party sources of capital, including collateralized debt (both construction financing and permanent debt) and equity issuances, although our ability to obtain additional third-party financing may be limited due to the NLOP Financing Arrangements. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential (and the terms of our existing financing arrangements), our current debt levels and our current and expected future earnings. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to make distributions to our shareholders may be adversely affected which may have a material adverse effect on our business, financial condition and results of operations.

We may amend our divestiture strategy and business policies without shareholder approval.

Our Board of Trustees may change our divestiture strategy, financing strategy or leverage policies with respect to operations, indebtedness, capitalization and dividends at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. Such a change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, among other risks. These changes could adversely affect our ability to pay dividends to our shareholders, and may have a material adverse effect on our business, financial condition and results of operations.

Decreases in property values may reduce the amount we receive upon the sale of any of our assets.

Our disposition strategy provides for the sale of some or all our assets, which are real estate investments, and we cannot predict whether we will be able to do so at a price or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amounts we receive upon the sale of any of our assets depends on the underlying value of such assets, and the underlying value of such assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of mortgage funds that may render the sale of our properties difficult or unattractive;
•increases in operating expenses;
•the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•vacancies and inability to lease or sublease space;
•potential major repairs which are not presently contemplated or other contingent liabilities associated with such assets;

Net Lease Office Properties 2023 10-K – 12

•competition; and
•changes in tax, real estate, environmental and zoning laws.

Defaults under future sale agreements may delay or reduce the cash we receive pursuant to any future sale agreements.

In connection with any sales of our assets, we will seek to enter into binding sales agreements for any such sales. The consummation of any potential sale for which we will enter into a sale agreement in the future will be subject to satisfaction of closing conditions. If any potential transaction contemplated by any such future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for any such sale. If we incur these additional costs, potential distributions to our shareholders would be reduced.

Shareholder litigation related to any disposition strategy could result in substantial costs and distract our Board of Trustees and Advisor.

Historically, extraordinary corporate actions by a company, such as disposition strategies, often lead to securities class action lawsuits being filed against that company. Defending ourselves in any litigation related to any disposition strategy may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert our Board of Trustees and our Advisor’s attention from implementing the disposition strategy and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages; however, if applicable, they may be significant and may cause potential distributions to our shareholders to be reduced and/or delayed.

Risks Related to Our Advisor

Our success is dependent on the performance of our Advisor, and we could be adversely affected if our Advisor ceases managing us.

Our ability to achieve our divestiture objectives and to pay distributions is largely dependent upon the performance of our Advisor in the disposition of investments, the selection of tenants, the determination of any financing arrangements and the management of our assets. We cannot guarantee that our Advisor will be able to successfully manage and achieve any potential disposition strategy.

We have limited independence from our Advisor and its affiliates, who may be subject to conflicts of interest.

Management functions are delegated to our Advisor, for which it earns fees pursuant to the NLOP Advisory Agreements. Therefore, our Advisor and its affiliates have potential conflicts of interest in their dealings with us, including, but not limited to, in the following circumstances:

•agreements between us and our Advisor, including agreements regarding compensation, are not negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties; and
•the negotiation or termination of the NLOP Advisory Agreements and other agreements with our Advisor and its affiliates.

Although at least a majority of our Board of Trustees must be independent and at least a majority of independent trustees must approve any transaction involving our Advisor, we have limited independence from our Advisor due to this delegation.

Payment of fees to our Advisor will reduce cash available for distribution.

Our Advisor performs services for us in connection with the management and leasing of our properties, and the administration of our other investments. Pursuant to the Advisory Agreement, we pay our Advisor cash fees for these services. The payment of these fees will reduce the amount of cash available for distribution to our shareholders.

The occurrence of cyber incidents, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. Information technology,

Net Lease Office Properties 2023 10-K – 13

communication networks, and other computer resources are essential for us to carry out important operational activities and maintain our business records.

Our Advisor has implemented processes, procedures, and controls, which are reviewed periodically and are intended to address ongoing and evolving cybersecurity risks. However, these measures do not guarantee that our financial results will not be negatively impacted by such an incident, especially in light of the fact that it is not always possible to anticipate, detect, or recognize threats to our systems. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, expensive remediation efforts, liability exposure under federal and state law, and private data exposure. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

The occurrence of cyber incidents, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

Further information relating to cybersecurity risk management is discussed in Item 1C. “Cybersecurity” in this Report.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would materially and adversely affect us and the value of our common shares.

We intend to elect to be taxed as a REIT and believe we have operated and will operate in a manner that has allowed and will allow us to qualify and to remain qualified as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT and the IRS or any court could take a position different from our own. Therefore, we cannot guarantee that we qualify as a REIT or that we will remain qualified as such in the future. If we (or any of our subsidiary REITs) fail to qualify as a REIT or lose our REIT status, we (or our subsidiary REITs) will face significant tax consequences that would substantially reduce our cash available for distribution to our shareholders for each of the years involved because:

•we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to shareholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our shareholders. As a result of all these factors, our failure to qualify as a REIT also could materially and adversely affect the trading price of our common shares. The risks described herein related to our REIT qualification are equally applicable to any subsidiary REITs in which we invest. If any of our subsidiary REITs fail to qualify as a REIT, such failure could jeopardize our qualification as a REIT unless such failure was subject to relief under U.S. federal income tax laws.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our common shares, requirements regarding the composition of our assets and gross income. Also, we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Under applicable Treasury Regulations, if WPC failed to qualify as a REIT in the year of, or certain periods prior to, the Spin-Off, unless WPC’s failure were subject to relief under U.S. federal income tax laws, we (and any of our subsidiary REITs) would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which WPC failed to qualify.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries (“TRSs”) will be subject to income tax as regular corporations in the jurisdictions in which they operate.

Net Lease Office Properties 2023 10-K – 14

If certain of our (or any of our subsidiary REITs’) subsidiaries, including our operating company, fail to qualify as partnerships or disregarded entities for federal income tax purposes, we (or any of our subsidiary REITs) could cease to qualify as a REIT and suffer other adverse consequences.

One or more of our subsidiaries are treated as a partnership or disregarded entity for federal income tax purposes and, therefore, will not be subject to federal income tax on its income. Instead, each of its partners or its members, as applicable, which may include us, will be allocated, and may be required to pay tax with respect to, such partner’s or member’s share of its income. We cannot assure you that the IRS will not challenge the status of any subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating any subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we (or any of our subsidiary REITs) could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we (or any of our subsidiary REITs) may cease to qualify as a REIT. Also, the failure of any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

Ownership of TRSs is subject to certain restrictions, and we (or any of our subsidiary REITs) will be required to pay a 100% penalty tax on certain income or deductions if transactions with TRSs are not conducted on arm’s-length terms.

From time to time we (or any of our subsidiary REITs) may own interests in one or more TRSs. A TRS is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% of the value of our total assets may be represented by securities of TRSs. We intend to structure our transactions with any TRSs that we (or any of our subsidiary REITs) own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, unless certain safe harbor exceptions apply. Although we and our subsidiary REIT(s) do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we or our subsidiary REIT(s) will always be able to satisfy the available safe harbors. As a result, this tax may limit how many asset sales we can make in a given time period and impact our overall disposition strategy.

Distribution requirements imposed by law limit our flexibility.

To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

In addition, we are subject to a 4% non-deductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We have made and intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the non-deductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization

Net Lease Office Properties 2023 10-K – 15

payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. These distribution requirements are equally applicable to any subsidiary REIT in which we invest.

We may pay dividends on our common shares in common shares and/or cash. Our shareholders may sell our common shares to pay tax on such dividends, placing downward pressure on the market price of our common shares.

In order to satisfy our REIT distribution requirements, we are permitted, subject to certain conditions and limitations, to make distributions that are in part payable in our common shares. Pursuant to the NLOP Financing Arrangements, our subsidiary, NLO Mezzanine Borrower LLC, is required to pay distributions over $1.0 million in a combination of cash and common shares, which in turn impacts the cash and shares components of our payment of distributions. Taxable shareholders receiving such distributions will be required to report dividend income as a result of such distribution for both the cash and share components of the distribution and even if we distributed no cash or only nominal amounts of cash to such shareholder. For example, on December 8, 2023 our Board of Trustees authorized a common share dividend of $0.34 per share. Shareholders had the option to elect to receive their dividend in the form of cash or additional NLOP shares, with the aggregate amount of cash distributed by NLOP limited to a maximum of 20% of the total dividend.

If we make additional taxable dividends payable in cash and common shares in the future, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a shareholder sells our shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in our shares. If, in any taxable dividend payable in cash and shares, a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our shares.

Legislative or other actions affecting REITs could have a negative effect on us or our investors.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect us or our investors, including holders of our common shares or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Even though we qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even though we qualify for taxation as a REIT, we are subject to certain (i) federal, state, local, and foreign taxes on our income and assets; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT, which could be significant in amount. Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to shareholders.

Risks Related to an Investment in Our Common Shares

Limitations on the ownership of our common shares and other provisions of our Declaration of Trust and the NLOP Financing Arrangements may preclude the acquisition or change of control of our company.

Certain provisions contained in our Declaration of Trust and the NLOP Financing Arrangements may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of our Declaration of Trust are designed to assist us in maintaining our qualification as a REIT under the Code by preventing

Net Lease Office Properties 2023 10-K – 16

concentrated ownership of our shares that might jeopardize REIT qualification. Among other things, unless exempted by our Board of Trustees, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding common shares of NLOP by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of each class and series of outstanding preferred shares of NLOP by value or by number of shares, whichever is more restrictive. Our Board of Trustees may, in its sole discretion, grant exemptions to the share ownership limits, subject to such conditions and the receipt by our Board of Trustees of certain representations and undertakings.

In addition to these ownership limits, our Declaration of Trust also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, shares that would result in us or any of our subsidiary REITs, as applicable, being “closely held” under Section 856(h) of the Code, (b) transferring our shares if such transfer would result in our shares being owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code), (c) beneficially or constructively owning our shares to the extent such ownership would cause any income of us or any of our subsidiary REITs, as applicable, that would otherwise qualify as “rents from real property” for purposes of Section 856(d) of the Code to fail to qualify as such (including, but not limited to, as a result of causing us or any of our subsidiary REITs, as applicable, to constructively own an interest in a tenant if the income derived by us or any of our subsidiary REITs, as applicable, from that tenant for our or any of our subsidiary REIT’s, as applicable, taxable year during which such determination is being made would reasonably be expected to equal or exceed the lesser of 1% of our or any of our subsidiary REIT’s, as applicable, gross income or an amount that would cause us or any of our subsidiary REITs, as applicable, to fail to satisfy any of the REIT gross income requirements) and (d) beneficially or constructively owning our shares that would cause us or any of our subsidiary REITs, as applicable, to otherwise to fail to qualify as a REIT. If any transfer of our shares occurs which, if effective, would result in any person beneficially or constructively owning shares in excess, or in violation, of the above transfer or ownership limitations (such person, a prohibited owner), then that number of shares, the beneficial or constructive ownership of which otherwise would cause such person to violate the transfer of ownership limitations (rounded up to the nearest whole share), will be automatically transferred to a charitable trust for the exclusive benefit of a charitable beneficiary, and the prohibited owner will not acquire any rights in such shares. If the transfer to the charitable trust would not be effective for any reason to prevent the violation of the above transfer or ownership limitations, then the transfer of that number of shares that otherwise would cause any person to violate the above limitations will be void. The prohibited owner will not benefit economically from ownership of any shares in the charitable trust, will have no rights to dividends or other distributions and will not possess any rights to vote or other rights attributable to the shares held in the charitable trust.

Generally, the ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a taxable year. The ownership limits contained in our Declaration of Trust are based upon direct or indirect ownership at any time by any “person,” which term includes entities. These ownership limitations in our Declaration of Trust are common in REIT governing documents and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limits on our common shares also might delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Furthermore, under our Declaration of Trust, our Board of Trustees has the authority to classify and reclassify any of our unissued shares into shares with such preferences, rights, powers and restrictions as our Board of Trustees may determine. The authorization and issuance of a new class of shares could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests, which could have a material adverse effect on our business, financial condition and results of operations.

Maryland law may limit the ability of a third party to acquire control of us.

The Maryland Business Combination Act (Title 3, Subtitle 6 of the Maryland General Corporation Law (the “MGCL”)) (the “Business Combination Act”) imposes conditions and restrictions on certain “business combinations” (including, among other transactions, a merger, consolidation, share exchange, or, in certain circumstances, an asset transfer or issuance of equity securities) between a Maryland real estate investment trust and certain persons who beneficially own at least 10% of the corporation’s stock or affiliates of such persons (an “interested shareholder”). Unless approved in advance by our Board of Trustees, or otherwise exempted by the statute, such a business combination is prohibited for a period of five years after the most recent date on which the interested shareholder became an interested shareholder. After such five-year period, a business combination with an interested shareholder must be: (a) recommended by our Board of Trustees of the trust, and (b) approved by the affirmative vote of at least (i) 80% of the trust’s outstanding shares entitled to vote and (ii) two-thirds of the trust’s outstanding shares entitled to vote which are not held by the interested shareholder with whom the business combination is to be effected, unless, among other things, the trust’s common shareholders receive a “fair price” (as defined by the statute) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for his or her shares. As permitted under Maryland law, we have elected by resolution of our Board of Trustees to opt out of the foregoing provisions on

Net Lease Office Properties 2023 10-K – 17

business combinations. However, we cannot assure you that our Board of Trustees will not opt to be subject to such provisions in the future, including opting to be subject to such provisions retroactively.

The Maryland Control Share Acquisition Act (the “MCSAA”) provides that a holder of “control shares” (defined as shares (other than shares acquired directly from us) that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to the control shares, except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding all interested shares. As permitted under Maryland law, our Bylaws contain a provision exempting any acquisition of our shares by any person from the foregoing provisions on control shares. In the event that our Bylaws are amended to modify or eliminate this provision, certain acquisitions of outstanding shares of our common shares may constitute control share acquisitions and may be subject to the MCSAA.

Until the 2027 annual meeting of shareholders, we will have a classified Board of Trustees and that may reduce the likelihood of certain takeover transactions.

Our Declaration of Trust initially divides our Board of Trustees into three classes. The initial terms of the first, second and third classes will expire at the first, second and third annual meetings of shareholders, respectively, held following the Spin-Off. Initially, shareholders will elect only one class of trustees each year. Shareholders will elect successors to trustees upon the expiration of the terms of the initial trustees of each class. Commencing with the 2027 annual meeting of shareholders, each trustee shall be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies. Until the 2027 annual meeting of the shareholders, our Board of Trustees will be classified, which may reduce the possibility of certain attempts to change control of the Company, such as through a tender offer or a proxy contest, even though a change in control might be in our best interests.

Market interest rates may have an effect on the value of our common shares.

One of the factors that influences the price of our common shares is its dividend yield, or the dividend per share as a percentage of the price of our common shares, relative to market interest rates. Any further increase in market interest rates, which have been rapidly increasing, may lead prospective purchasers of our common shares to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. As a result, the price of our common shares may decrease as market interest rates increase, which may have a material adverse effect on our business, financial condition and results of operations.

The number of our common shares available for future issuance or sale could adversely affect the per share trading price of our common shares and may be dilutive to current shareholders.

Our Declaration of Trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. In addition, our Board of Trustees has the power under our Declaration of Trust to amend our Declaration of Trust to increase (or decrease) the number of authorized shares of any class from time to time, without approval of our shareholders. We cannot predict whether future issuances or sales of our common shares, or the availability of shares for resale in the open market, will decrease the per share trading price of our common shares. The issuance of a substantial number of our common shares in the open market, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders’ interests in our company. In addition, prior to the completion of the Spin-Off, we adopted an equity compensation plan, and we issued or grant equity incentive awards exercisable for or convertible or exchangeable into our common shares under the plan. Future issuances of our common shares may be dilutive to existing shareholders, which may have a material adverse effect on our business, financial condition and results of operations.

Future offerings of debt securities, which would be senior to our common shares upon liquidation, or preferred equity securities which may be senior to our common shares for purposes of dividends or upon liquidation, may materially adversely affect the per share trading price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing NLO OP LLC or the NLOP Mortgage Loan Borrowers to issue such debt securities), including medium-term notes, senior or subordinated notes and additional classes or series of preferred shares. Upon liquidation, holders of our debt securities and shares of preferred shares or preferred units and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution of such assets to holders of our common shares. Additionally, any convertible or exchangeable securities that we may issue in the future may have rights, preferences and privileges more favorable than those of our common

Net Lease Office Properties 2023 10-K – 18

shares, and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Any preferred shares that we issue in the future could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Any such future offerings may reduce the per share trading price of our common shares, which may have a material adverse effect on our business, financial condition and results of operations.

We may change our dividend policy.

Future dividends will be declared and paid at the discretion of our Board of Trustees, and the amount and timing of dividends will depend upon cash generated by operating activities, our business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, limitations in our debt agreements and such other factors as our Board of Trustees deems relevant. Our Board of Trustees may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. Any reduction in our dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common shares. As a result, the price of our common shares may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

We will incur increased costs as a result of operating as a public company. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. We qualify as an “emerging growth company.” For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the Spin-Off; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common shares less attractive because we rely on the exemptions available to us as an emerging growth company. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Because dividends received by non-U.S. shareholders are generally taxable, we or a withholding agent may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by non-U.S. shareholders that are not effectively connected with the conduct of a U.S. trade or business are generally subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules with respect to certain capital gain distributions will apply to non-U.S. shareholders that own more than 10% of our common shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers (all of whom are executive officers of our Advisor) under the oversight of our Board. We rely on our Advisor for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details our Advisor has provided to us regarding its cybersecurity program that are relevant to us.

Management and Board Oversight

Our Advisor’s cybersecurity approach incorporates a layered portfolio of comprehensive employee training programs, multiple resources to manage and monitor the evolving threat landscape and knowledgeable teams responsible for preventing and detecting cybersecurity risks.

Net Lease Office Properties 2023 10-K – 19

As part of our Board’s oversight of risk management, our Board of Trustees will review our cyber-risks and the actions being taken to mitigate such risks with our Advisor. These actions include implementing industry-recognized practices for protecting systems, third-party monitoring of certain systems and cybersecurity training for the Advisor’s employees. Board oversight of risk is also performed as needed between meetings through our Audit Committee and communications between our Advisor and our Board of Trustees. Our Board of Trustees will receive periodic education around cybersecurity risks and best practices.

Additionally, our Audit Committee, which consists solely of independent trustees, is responsible for overseeing cybersecurity risks and related initiatives. Our Audit Committee reviews our enterprise risk and cybersecurity risks. It also reviews the steps our Advisor has taken to protect against threats to our information systems and security and receives updates on cybersecurity on a quarterly basis.

Our Advisor’s information technology team is led by its Chief Information Officer who has extensive experience working with information security systems. Our Advisor’s information technology team consists of individuals with expertise in assessing, preventing and addressing cybersecurity risk and is responsible for executing our cybersecurity program as well as communicating regularly with our Advisor’s senior management, our Advisor’s cybersecurity governance committee, the Audit Committee and the Board. Our Advisor’s cybersecurity governance committee, comprised of the Advisor’s Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Head of Internal Audit and senior members of its information technology team, are responsible for developing and maintaining our cybersecurity policies and standards, monitoring ongoing compliance and program updates, and ensuring our information security is aligned with our business objectives and strategies under the oversight of our Board.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Our Advisor’s cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents and (3) containing, eradicating, recovering from and reporting cybersecurity events.

Prevention and Preparation

Our Advisor employs a variety of measures to prevent threats related to privacy, information technology security and cybersecurity, which include password protection, frequent mandatory password change events, multi-factor authentication, internal phishing testing, vulnerability scanning and penetration testing.

Our Advisor’s information technology and internal audit teams utilize frameworks based on industry standards to identify and mitigate information security risks and oversee an active cybersecurity training program. For example, in January 2023, our Advisor’s information technology team held a tabletop exercise with senior management of the Advisor to consider different cybersecurity scenarios. Our Advisor’s information technology team also recently worked with various third-party consultants to update our incident response plan.

In addition, our Advisor’s information technology team conducts routine security assessments as well as ongoing cybersecurity training campaigns for the Advisor’s employees to enhance awareness and increase vigilance for the various types of cybersecurity attacks to which they may be exposed. Our Advisor’s internal audit team evaluates and monitors our internal controls over systems access in an effort to mitigate information security risks that may result from unauthorized access to systems and data.

Third-party vendors are vetted through our Advisor’s service delivery program to ensure they have an established cybersecurity program. Our Advisor has also engaged a managed security provider to manage a supply chain defense subscription that will help obtain clear visibility into cybersecurity risks across third party vendors by proactively identifying, prioritizing, and driving remediation for cyber risks posed by critical business partners. Our Advisor’s managed security provider’s risk operations center will escalate certain alerts regarding third-party vendors directly to the appropriate business partners thus providing direct collaboration with third parties, saving time and improving risk reduction while safeguarding our relationships with such third parties.

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, including but not limited to automated event-detection notifications or similar technologies which are monitored by our Advisor’s managed cybersecurity provider, notifications from

Net Lease Office Properties 2023 10-K – 20

our Advisor’s employees, vendors or service providers, and notifications from third party information technology system providers. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to our Advisor’s incident response plan follows the procedures set forth in the plan to investigate the potential incident, such as determining the nature of the event (e.g., ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, the incident response team is initially focused on containing the cybersecurity incident as quickly and efficiently as possible, consistent with the procedures in the incident response plan. Containment procedures may include shutting down systems; disconnecting systems from a network, disabling specific ports, protocols, services, functions, etc., disabling access to compromised systems; examining code in a controlled environment and making forensic backups of affected systems for possible legal action for third party forensic analysis.

Once a cybersecurity incident is contained, the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident. They may include returning affected systems to an operationally ready state, confirming that the affected systems are functioning normally and implementing, as necessary, additional monitoring to look for future related activity.

Our Advisor has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including outside legal counsel, vendors and external insurance brokers.

In the event of a cybersecurity incident, we intend to follow the steps outlined in our Advisor’s incident response plan, including notifying our Audit Committee and Board, as appropriate.

Cybersecurity Risks

As of December 31, 2023, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion or other scams. For a discussion of these risks, see Item 1A. Risk Factors – The occurrence of cyber incidents, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at One Manhattan West, 395 9th Avenue, 58th Floor, New York, NY 10001.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Net Lease Office Properties 2023 10-K – 21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are listed on the NYSE under the ticker symbol “NLOP.” At February 28, 2024 there were 7,668 registered holders of record of our common shares. This figure does not reflect the beneficial ownership of shares of our common shares.

Share Price Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for our common shares as compared with the S&P 500 Index and the MSCI US REIT Index. The graph assumes a $100 investment on November 2, 2023 (the date our common shares began trading on the NYSE), and its relative performance is tracked through December 31, 2023, together with the reinvestment of all dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common shares.

	At November 2, 2023	At December 31, 2023
Net Lease Office Properties	$100.00	$179.61
S&P 500 Index	100.00	110.81
MSCI US REIT Index	100.00	116.83

The share price performance included in this graph is not indicative of future share price performance.

Dividends

Dividends paid by NLOP will be authorized and determined by our Board of Trustees, in its sole discretion, and will be dependent upon a number of factors. While the Company paid a dividend in January 2024 of $0.34 per share, it does not intend to pay regular dividends going forward, except as may be necessary to maintain its REIT qualification. In addition, the credit agreements for our NLOP Financing Arrangements (Note 11) contain covenants that limit the amount of distributions that we can pay, as discussed in Item 1A. Risk Factors.

Item 6. Reserved

Net Lease Office Properties 2023 10-K – 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Refer to Item 1. Business for a description of our business.

Basis of Presentation

Prior to the Spin-Off

The historical results of operations and liquidity and capital resources of NLOP prior to the Spin-Off do not represent the historical results of operations and liquidity and capital resources of a legal entity, but rather a combination of entities under common control that have been “carved-out” of WPC’s consolidated financial statements and presented on a combined basis, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination. The preparation of the financial results of NLOP prior to the Spin-Off required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the relevant reporting periods and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The financial results of NLOP prior to the Spin-Off reflect the revenues and direct expenses of NLOP and include material assets and liabilities of WPC that are specifically attributable to NLOP. Equity represents the excess of total assets over total liabilities. Equity is impacted by contributions from and distributions to WPC, which are the result of treasury activities and net funding provided by or distributed to WPC prior to the Separation, as well as the allocated costs and expenses.

The financial results of NLOP prior to the Spin-Off also include an allocation of indirect costs and expenses incurred by WPC related to NLOP, primarily consisting of compensation and other general and administrative costs using the relative percentage of property revenue of NLOP and WPC management’s knowledge of NLOP. In addition, the financial results reflect allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to NLOP; interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by NLOP as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the interest expense on WPC unsecured debt. The amounts allocated in the financial results of NLOP prior to the Spin-Off are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the NLOP been a separate independent entity during the applicable periods. NLOP believes the assumptions underlying NLOP’s allocation of indirect expenses prior to the Spin-Off are reasonable.

Emerging Growth Company

NLOP is an “emerging growth company,” as defined in Section 2(a) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in NLOP’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. NLOP has elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, NLOP, as an emerging growth company,

Net Lease Office Properties 2023 10-K – 23

can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of NLOP’s financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

NLOP will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Spin-Off, (b) in which NLOP has total annual gross revenue of at least $1.235 billion, or (c) in which NLOP is deemed to be a large accelerated filer, which means the market value of the common equity of NLOP that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which NLOP has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Significant Developments

Spin-Off

On November 1, 2023, WPC completed the Spin-Off of 59 office properties into NLOP. The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding, resulting in a distribution of an aggregate of 14,620,919 NLOP common shares. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which WPC serves as our Advisor pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off.

Financial Highlights

During the year ended December 31, 2023, we completed the following (as further described in the consolidated financial statements):

Dispositions

•We disposed of four properties for total proceeds, net of selling costs, of $38.9 million (Note 16).

Leasing Activity

•During the fourth quarter of 2023, we entered into (i) an amended and restated lease agreement (the “Lease Extension”) with respect to the two properties leased by BCBSM, Inc. located at 1800 Yankee Doodle Road and 3400 Yankee Doodle Road in Eagan, Minnesota (the “Extension Premises”) and (ii) lease termination agreements (collectively, the “Lease Terminations”) with respect to the four properties leased by BCBSM, Inc. located at 3535 Blue Cross Road, 1750 Yankee Doodle Road, 3311 Terminal Drive, and 3545 Blue Cross Road (the “Termination Premises”). The Lease Extension, among other things, extends the lease expiration date for the Extension Premises by ten years until January 31, 2037, subject to the tenant’s right to further extend the lease term for two additional five-year periods following the new lease expiration date. The Lease Terminations, among other things, shorten the lease term of each of the Termination Premises from January 31, 2027 to the earlier of (i) June 30, 2024 and (ii) the sale of the respective property. In connection with the Lease Terminations, the tenant has agreed to pay NLOP termination fees of approximately $12.0 million to $13.0 million in the aggregate for all of the Termination Premises payable and determined based on the date of each property’s termination date. We sold the property located at 3311 Terminal Drive in December 2023 for gross proceeds of $2.5 million.

Net Lease Office Properties 2023 10-K – 24

Financing Transactions

•On September 20, 2023, in connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million NLOP Mortgage Loan maturing on November 9, 2025, with two separate one-year extension options subject to certain conditions, and (ii) a $120.0 million NLOP Mezzanine Loan maturing on November 9, 2028. At that time, NLOP was a wholly-owned subsidiary of WPC. The funding of these NLOP Financing Arrangements occurred on November 1, 2023 (the date of the Spin-Off). We borrowed an aggregate of $455.0 million and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $343.9 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off (Note 1, Note 11).

Dividends to Shareholders

On December 8, 2023, our Board of Trustees authorized a common share dividend of $0.34 per share paid on January 29, 2024 to shareholders of record as of the close of business on December 18, 2023 (the “Record Date”). Shareholders had the option to elect to receive their dividend in the form of cash or additional NLOP shares, with the aggregate amount of cash distributed by NLOP limited to a maximum of 20% of the total dividend. The total number of shares issued in the share dividend was 164,199 shares. Cash paid in connection with the share dividend totaled $1.1 million, which includes cash paid in lieu of fractional shares.

Dividends paid by NLOP will be authorized and determined by our Board of Trustees, in its sole discretion, and will be dependent upon a number of factors. While the Company paid a dividend in January 2024, it does not intend to pay regular dividends going forward, except as may be necessary to maintain its REIT qualification.

Summary Results

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Total revenues	$174,965	$156,214	$147,906

Net (loss) income attributable to NLOP	(131,746)	15,779	1,418

Net cash provided by operating activities	70,966	84,282	75,335
Net cash provided by (used in) investing activities	27,693	(22,918)	(4,184)
Net cash used in financing activities	(36,778)	(64,541)	(77,245)

Supplemental financial measures (a):
Funds from operations attributable to NLOP (FFO)	72,253	78,897	59,998
Adjusted funds from operations attributable to NLOP (AFFO)	93,928	88,718	77,497
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

Net Lease Office Properties 2023 10-K – 25

Revenues

Revenue increased in 2023 as compared to 2022, primarily due to higher lease revenues contributed from the nine properties acquired in the CPA:18 Merger (which closed on August 1, 2022 and as defined in Note 1) and lease termination income recognized during 2023, partially offset by the impact of disposition activity.

Total revenues increased in 2022 as compared to 2021, primarily due to revenues received from the nine properties acquired in the CPA:18 Merger.

Net Income Attributable to NLOP

Net income attributable to NLOP decreased in 2023 as compared to 2022, primarily due to impairment charges recognized during the current year, higher interest expense, and an increase in depreciation and amortization expense from the nine properties acquired in the CPA:18 Merger, partially offset by higher lease revenues contributed from the nine properties acquired in the CPA:18 Merger and merger-related expenses incurred in 2022.

Net income attributable to NLOP increased in 2022 as compared to 2021, primarily due to higher lease revenue contributed from the nine properties acquired in the CPA:18 Merger and decrease in loss on extinguishment of debt, partially offset by the merger-related expenses incurred in connection with the CPA:18 Merger in 2022.

FFO

FFO decreased in 2023 as compared to 2022, primarily due to higher interest expense and Spin-Off costs, partially offset by higher lease revenues contributed from the nine properties acquired in the CPA:18 Merger and lease termination income recognized during 2023.

FFO increased in 2022 as compared to 2021, primarily due to decrease in loss on extinguishment of debt, offset by merger-related expenses incurred in connection with the CPA:18 Merger in 2022.

AFFO

AFFO increased in 2023 as compared to 2022, primarily due to the nine properties acquired in the CPA:18 Merger and lease termination income recognized during 2023, partially offset by higher interest expense.

AFFO increased in 2022 as compared to 2021, primarily due to lower interest expense and an increase in lease revenues from the properties acquired in the CPA:18 Merger.

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2023	2022
ABR (in thousands)	$142,438	$140,572
Number of properties	55	59
Number of tenants	59	66
Occupancy	97.0%	97.1%
Weighted-average lease term (in years)	5.8	6.2
Leasable square footage (in thousands) (a)	8,379	8,678

__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Net Lease Office Properties 2023 10-K – 26

Portfolio

The tables below represent information about our portfolio at December 31, 2023 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage (a)	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc.	Texas	$20,156	14.2%	913,713	1	6.5
BCBSM, Inc.	Minnesota	13,007	9.1%	1,029,966	5	5.4
JPMorgan Chase Bank, N.A.	Florida, Texas	8,891	6.2%	666,869	3	5.4
FedEx Corporation	Tennessee	5,491	3.9%	390,380	1	15.9
Total E&P Norge AS (b)	Norway	5,185	3.6%	275,725	1	7.5
Siemens AS (b)	Norway	4,503	3.2%	165,905	1	2.0
McKesson Corporation (US Oncology) (c)	Texas	4,406	3.1%	204,063	1	0.1
CVS Health Corporation	Arizona	4,300	3.0%	354,888	1	15.0
Pharmaceutical Product Development, LLC	North Carolina	3,983	2.8%	219,812	1	9.9
Omnicom Group, Inc.	California	3,961	2.8%	120,000	1	4.8
Total		$73,883	51.9%	4,341,321	16	6.9
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)This tenant vacated the property it was occupying upon lease expiration in the first quarter of 2024.

Net Lease Office Properties 2023 10-K – 27

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
2024	11	8	$19,081	13.4%	1,199,405	14.3%
2025	13	13	17,158	12.0%	859,031	10.2%
2026	8	8	9,361	6.6%	574,783	6.9%
2027	7	6	8,652	6.1%	499,571	6.0%
2028	7	6	13,800	9.7%	627,627	7.5%
2029	5	4	6,768	4.8%	358,013	4.3%
2030	5	4	31,005	21.8%	1,669,375	19.9%
2031	2	2	5,785	4.1%	326,325	3.9%
2032	2	2	3,620	2.5%	257,008	3.1%
2033	1	1	3,983	2.8%	219,812	2.6%
2034	1	1	1,761	1.2%	80,664	1.0%
2035	2	2	2,911	2.0%	201,229	2.4%
2037	2	2	5,735	4.0%	402,962	4.8%
2038	2	2	7,327	5.1%	459,486	5.5%
2039	1	1	5,491	3.9%	390,380	4.6%
Vacant	—	—	—	—%	253,791	3.0%
Total	69		$142,438	100.0%	8,379,462	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared on a pro rata basis. We refer to these metrics as pro rata metrics. We have one investment in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of this investment that is deemed to be under our control, even if our ownership is less than 100%. On a pro rata basis, we generally present our proportionate share, based on our economic ownership of this jointly owned investment, of the portfolio metrics of this investment. Multiplying our jointly owned investment’s financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investment.

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of December 31, 2023. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Net Lease Office Properties 2023 10-K – 28

Results of Operations

Revenues

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
(in thousands)	2023	2022	2021	Change	Change
Revenues
Lease revenues	$166,034	$151,249	$143,958	$14,785	$7,291
Income from finance leases	1,189	1,744	1,709	(555)	35
Other lease-related income	7,742	3,221	2,239	4,521	982
	$174,965	$156,214	$147,906	$18,751	$8,308

Lease Revenues

For the year ended December 31, 2023 as compared to 2022, lease revenues increased by $14.8 million, primarily due to lease revenue from the nine properties acquired through the CPA:18 Merger (which closed on August 1, 2022), partially offset by the impact of disposition activity during the fourth quarter of 2023.

For the year ended December 31, 2022 as compared to 2021, lease revenues increased by $7.3 million, primarily due to additional lease revenue from the nine properties acquired through the CPA:18 Merger, partially offset by a decrease in lease revenues at our multi-tenant property in Houston, Texas.

Income from Finance Leases

For the year ended December 31, 2023 as compared to 2022, income from finance leases decreased by $0.6 million, primarily due to the reclassification of our remaining direct financing lease investment to operating lease during the third quarter of 2023 (Note 7).

Income from finance leases remained consistent during the year ended December 31, 2022 as compared to 2021.

Other Lease-Related Income

Other lease-related income is described in Note 6.

For the year ended December 31, 2023 as compared to 2022, other lease-related income increased by $4.5 million, primarily due to lease termination income recognized from a tenant during 2023.

For the year ended December 31, 2022 as compared to 2021, other lease-related income increased by $1.0 million, primarily due to a $0.5 million increase related to additional parking garage income at a property with the return-to-office trend post COVID-19 pandemic.

Net Lease Office Properties 2023 10-K – 29

Operating Expenses

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
(in thousands)	2023	2022	2021	Change	Change
Operating Expenses
Depreciation and amortization	$74,998	$63,205	$58,580	$11,793	$4,625
Impairment charges — real estate	63,143	—	—	63,143	—
Impairment charges — goodwill	62,456	—	—	62,456	—
Reimbursable tenant costs	27,957	24,251	23,651	3,706	600
General and administrative	13,610	11,871	10,307	1,739	1,564
Property expenses, excluding reimbursable tenant costs	8,642	7,751	6,429	891	1,322
Separation and distribution related costs and other	8,446	6,025	—	2,421	6,025
Asset management fees	1,245	—	—	1,245	—
	$260,497	$113,103	$98,967	$147,394	$14,136

Depreciation and Amortization

For the year ended December 31, 2023 as compared to 2022, depreciation and amortization expense increased by $11.8 million, primarily due to the impact of the nine properties acquired in the CPA:18 Merger and accelerated amortization of in-place lease intangibles in connection with a lease restructuring during 2023.

For the year ended December 31, 2022 as compared to 2021, depreciation and amortization expense increased by $4.6 million, primarily due to the impact of the nine properties acquired in the CPA:18 Merger, partially offset by the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods.

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 9.

Impairment Charges — Goodwill

Our impairment charges on goodwill are described in Note 9

Reimbursable Tenant Costs

For the year ended December 31, 2023 as compared to 2022, reimbursable tenant costs increased by $3.7 million, primarily due to the addition of nine properties acquired in the CPA:18 Merger (Note 4).

For the year ended December 31, 2022 as compared to 2021, reimbursable tenant costs increased by $0.6 million primarily due to the addition of nine properties acquired in the CPA:18 Merger (Note 4).

General and Administrative

For the year ended December 31, 2023 as compared to 2022, general and administrative expenses increased by $1.7 million, primarily due to annual audit fees and investor relations expenses.

For the year ended December 31, 2022 as compared to 2021, general and administrative expenses increased by $1.6 million, primarily due to higher compensation expenses and increased professional fees resulting from the CPA:18 Merger. General and administrative expenses were allocated to NLOP based on the relative percentage of annualized based rent of NLOP. The amounts allocated are not necessarily indicative of the actual amount of indirect expenses that would have been recorded had NLOP been a separate independent entity.

Net Lease Office Properties 2023 10-K – 30

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2023 as compared to 2022, property expenses, excluding reimbursable tenant costs, increased by $0.9 million, primarily driven by the nine properties acquired through the CPA:18 Merger.

For the year ended December 31, 2022 as compared to 2021, property expenses, excluding reimbursable tenant costs, increased by $1.3 million, primarily due to a maintenance expense increase related to our multi-tenant property in Houston, Texas, as a result of the return-to-office trend post COVID-19 pandemic.

Separation and Distribution Related Costs and Other

For the year ended December 31, 2023, separation and distribution related costs and other are comprised of costs related to the Spin-Off, which closed on November 1, 2023 (Note 1).

For the year ended December 31, 2022, separation and distribution related costs and other are comprised of costs related to the CPA:18 Merger, which closed on August 1, 2022 (Note 4).

Asset Management Fees

Upon completion of the Spin-Off on November 1, 2023 (Note 1), we began paying asset management fees to our Advisor, which totaled $1.2 million during the year ended December 31, 2023 (Note 5).

Other Income and Expenses, and Provision for Income Taxes

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
(in thousands)	2023	2022	2021	Change	Change
Other Income and Expenses
Interest expense	$(42,613)	$(26,841)	$(28,641)	$(15,772)	$1,800
Loss on sale of real estate, net	(3,608)	—	—	(3,608)	—
Other gains and (losses)	456	(7)	(17,234)	463	17,227
Provision for income taxes	(425)	(486)	(1,646)	61	1,160
	$(46,190)	$(27,334)	$(47,521)	$(18,856)	$20,187

Interest Expense

Interest expense is comprised of interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan, as well as interest expense on Parent debt specific to NLOP properties and that was allocated to NLOP based on the relative percentage of unencumbered net investment in real estate of each property compared to WPC (prior to the Spin-Off). The amounts allocated to Parent debt in the accompanying audited consolidated financial statements are not necessarily indicative of the actual amount of interest expense that would have been recorded had NLOP been a separate independent entity during the applicable periods. We expect increasing interest rates and higher debt balances to have a material impact on our results of operations depending on the terms we are able to obtain in new financings or refinancings.

For the year ended December 31, 2023 as compared to 2022, interest expense increased by $15.8 million, primarily due to the $455.0 million of NLOP Financing Arrangements entered into during 2023 (Note 11).

The weighted-average interest rate for our debt instruments as of December 31, 2023 increased to 9.5% as compared to 4.8% as of December 31, 2022.

For the year ended December 31, 2022 as compared to 2021, interest expense decreased by $1.8 million, primarily due to the reduction of our non-recourse mortgages outstanding by repaying at or close to maturity a total of $36.8 million of non-recourse mortgage loans with a weighted-average interest rate of 4.3% throughout 2022, partially offset by additional interest expense from non-recourse mortgage loans encumbering the properties acquired through the CPA:18 Merger.

Net Lease Office Properties 2023 10-K – 31

Loss on Sale of Real Estate, Net

Loss on sale of real estate, net, consists of loss on the sale of properties that were (i) disposed of or (ii) subject to a purchase agreement resulting in a lease modification, during the reporting period, as more fully described in Note 6, Note 7, and Note 16.

Other Gains and (Losses)

For the year ended December 31, 2023, other gains and (losses) of $0.5 million were primarily comprised of net realized and unrealized losses on foreign currency exchange rate movements.

For the year ended December 31, 2022, other gains and (losses) were immaterial.

For the year ended December 31, 2021, other gains and (losses) of $17.2 million were primarily comprised of loss on extinguishment of debt recognized in connection with certain prepayments of non-recourse mortgage loans.

Provision for Income Taxes

For the year ended December 31, 2023 as compared to 2022, provision for income taxes was relatively flat.

For the year ended December 31, 2022 as compared to 2021, provision for income taxes decreased by $1.2 million, primarily due to $0.6 million income tax benefit for the Oslo, Norway property acquired through the CPA:18 Merger, and $0.3 million provision decrease related to a property in Stavanger, Norway.

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, capital expenditures and debt service. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of capital expenditures and sales of real estate; the timing of the repayment of debt and receipt of lease revenues; the timing and amount of other lease-related payments; and the timing of advisory fees and reimbursements paid to our Advisor. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources and proceeds from dispositions of properties in order to meet these needs. We assess our ability to access capital on an ongoing basis. The following table summarizes the changes in cash flows for the periods presented (in thousands):

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
	2023	2022	2021	Change	Change
Net cash provided by operating activities	$70,966	$84,282	$75,335	$(13,316)	$8,947
Net cash provided by (used in) investing activities	27,693	(22,918)	(4,184)	50,611	(18,734)
Net cash used in financing activities	(36,778)	(64,541)	(77,245)	27,763	12,704

Net Cash (Used in) Provided by Operating Activities — Net cash provided by operating activities decreased by $13.3 million during 2023 as compared to 2022, primarily due to higher interest expense and Spin-Off related costs incurred during 2023.

Net cash provided by operating activities increased by $8.9 million during 2022 as compared to 2021, primarily due to rental income from properties acquired in the CPA:18 Merger.

Net Cash Provided by (Used in) Investing Activities — Net cash provided by (used in) investing activities increased by $50.6 million during 2023 as compared to 2022, primarily due to the disposition of four properties during 2023 (Note 16), as well as cash consideration paid attributable to NLOP for the CPA:18 Merger during 2022 (Note 4).

Net cash provided by (used in) investing activities decreased by $18.7 million during 2022 as compared to 2021, primarily due to cash consideration paid attributable to NLOP for the CPA:18 Merger during 2022 (Note 4).

Net Lease Office Properties 2023 10-K – 32

Net Cash Used in Financing Activities — Net cash used in financing activities decreased by $27.8 million during 2023 as compared to 2022, primarily due to proceeds from the NLOP Financing Arrangements, partially offset by distributions made to WPC in connection with the Spin-Off.

Net cash used in financing activities decreased by $12.7 million during 2022 as compared to 2021, primarily due to a decrease in prepayments of mortgage principal and other debt instruments.

Summary of Financing

The table below summarizes our non-recourse mortgages, NLOP Mortgage Loan, and NLOP Mezzanine Loan (dollars in thousands):

	December 31,
	2023	2022
Carrying Value (a)
Fixed rate:
Non-recourse mortgages (b)	$125,038	$127,794
NLOP Mezzanine Loan (b)	106,299	—
	231,337	127,794
Variable rate:
NLOP Mortgage Loan — Amount subject to interest rate cap (b)	266,844	—
Non-recourse mortgages (b)	43,798	46,495
	310,642	46,495
	$541,979	$174,289

Percent of Total Debt
Fixed rate	43%	73%
Variable rate	57%	27%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	9.4%	4.9%
Variable rate	9.6%	4.6%
Total debt	9.5%	4.8%

____________
(a)This table excludes Parent debt.
(b)Aggregate debt balance includes unamortized discount, net, totaling $21.6 million and $2.0 million as of December 31, 2023 and 2022, respectively, and unamortized deferred financing costs totaling $9.2 million and less than $0.1 million as of December 31, 2023 and 2022, respectively.

In connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into the NLOP Financing Arrangements, comprised of the NLOP Mortgage Loan and NLOP Mezzanine Loan (Note 11). The NLOP Financing Arrangements are collateralized by the assignment of certain of our previously unencumbered real estate properties. Additionally, property sales are subject to the satisfaction of certain conditions, including satisfaction of a debt yield test and minimum release prices. We are required to use the net proceeds from property sales collateralizing the NLOP Financing Arrangements to repay the portions of the NLOP Mortgage Loan and NLOP Mezzanine Loan representing the release amount for any individual property sale. On November 1, 2023, we fully drew down $335.0 million under the NLOP Mortgage Loan and $120.0 million under the NLOP Mezzanine Loan. Approximately $343.9 million of the proceeds from the financing was transferred to WPC in accordance with the Separation and Distribution Agreement. The remainder of the proceeds from the NLOP Financing Arrangements was used to pay fees and expenses related to the origination of the NLOP Financing Arrangements and other transaction costs, was deposited with the Lenders in satisfaction of the reserve requirements pursuant to the NLOP Financing Arrangements, and was used for other general corporate expenses.

Net Lease Office Properties 2023 10-K – 33

In connection with the dispositions of four properties during the period from November 1, 2023 to December 31, 2023, we repaid $33.3 million and $5.7 million on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively. Additionally, we repaid $12.8 million from excess cash from operations on the NLOP Mortgage Loan. At December 31, 2023, we had $288.9 million and $114.3 million outstanding on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively.

Cash Resources

At December 31, 2023, our cash resources consisted of the following:

•cash and cash equivalents totaling $16.3 million. Of this amount, $3.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $158.8 million at December 31, 2023, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Cash Requirements and Liquidity

As of December 31, 2023, scheduled debt principal payments total $39.0 million during 2024 and $411.9 million during 2025 (Note 11).

During the next 12 months following December 31, 2023 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $169.5 million, with $34.9 million due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligations (future interest payments total $12.7 million, with $6.2 million due during the next 12 months);
•making scheduled principal payments on the NLOP Financing Arrangements, totaling $403.2 million, with $4.1 million due during the next 12 months;
•making scheduled interest payments on the NLOP Financing Arrangements (future interest payments total $145.5 million, with $47.5 million due during the next 12 months); includes 4.5% payment-in-kind interest on the NLOP Mezzanine Loan that we have the option to capitalize into the principal balance;
•funding future capital commitments and tenant improvement allowances; and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations and cash received from dispositions of properties.

Our liquidity could be adversely affected by refinancing debt at higher interest rates, unanticipated costs, and greater-than-anticipated operating expenses.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2023.

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. We believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. See Item 1A. Risk Factors for further discussion of potential environmental risks.

Net Lease Office Properties 2023 10-K – 34

Critical Accounting Estimates

Our significant accounting policies are described in Note 3. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Below is a summary of certain critical accounting estimates used in the preparation of our consolidated financial statements. Please also refer to our accounting policies described under Critical Accounting Policies and Estimates in Note 3.

Accounting for Acquisitions

In accordance with the guidance for business combinations and asset acquisitions, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.

The tangible assets consist of land, buildings, and site improvements. The intangible assets and liabilities include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. The recorded allocations of tangible and intangible assets incorporate discount rates, capitalization rates, interest rates, market rents, leasing commissions, and certain other assumptions and estimates. We use considerable judgment in developing such assumptions and estimates, and significant increases or decreases in these key assumptions and estimates would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

Impairments of Real Estate

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales.

Holding periods used in the undiscounted cash flow analysis are evaluated on an individual property basis based on our strategic hold time for each asset. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use Funds from Operations (“FFO”) and AFFO, which are non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

Net Lease Office Properties 2023 10-K – 35

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from the sale of certain real estate, impairment charges on real estate or other assets incidental to the company’s main business, gains or losses on changes in control of interests in real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO on the same basis.

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, merger and acquisition expenses, and spin-off expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs. AFFO also reflects adjustments for jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

Net Lease Office Properties 2023 10-K – 36

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net (loss) income attributable to NLOP	$(131,746)	$15,779	$1,418
Adjustments:
Depreciation and amortization of real property	74,998	63,205	58,580
Impairment charges — real estate (a)	63,143	—	—
Impairment charges — goodwill (b)	62,456	—	—
Loss on sale of real estate, net	3,608	—	—
Proportionate share of adjustments for noncontrolling interests (c)	(206)	(87)	—
Total adjustments	203,999	63,118	58,580
FFO (as defined by NAREIT) attributable to NLOP	72,253	78,897	59,998
Adjustments:
Separation and distribution related costs and other (d)	8,446	6,025	—
Amortization of deferred financing costs	7,672	2,913	1,385
Above- and below-market rent intangible lease amortization, net	4,335	1,959	834
Stock-based compensation	2,904	3,161	2,398
Tax benefit — deferred and other	(1,200)	(1,043)	(227)
Straight-line and other leasing and financing adjustments	(631)	(2,809)	(3,039)
Other amortization and non-cash items	547	(370)	(1,086)
Other (gains) and losses (e)	(337)	7	17,234
Proportionate share of adjustments for noncontrolling interests (c)	(61)	(22)	—
Total adjustments	21,675	9,821	17,499
AFFO attributable to NLOP	$93,928	$88,718	$77,497

Summary
FFO (as defined by NAREIT) attributable to NLOP	$72,253	$78,897	$59,998
AFFO attributable to NLOP	$93,928	$88,718	$77,497
__________
(a)Amount for the year ended December 31, 2023 represents impairment charges recognized on five properties (Note 9).
(b)Amount for the year ended December 31, 2023 represents an impairment charge to reduce the carrying value of goodwill to zero, since the Company’s trading value as a public company subsequent to the completion of the Spin-Off resulted in a market capitalization that was significantly below the carrying value of our net assets (Note 8, Note 9).
(c)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(d)Amount for the year ended December 31, 2023 is primarily comprised of costs related to the Spin-Off (Note 1). Amount for the year ended December 31, 2022 is primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 4).
(e)Primarily comprised of gains and losses on extinguishment of debt, and foreign currency transactions.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 2023 10-K – 37

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. We expect higher interest rates and debt balances to have a material impact on our results of operations depending on the terms we are able to obtain in new financings or refinancings.

We have borrowed funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. Movements in interest rates on variable rate debt could change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. We have entered into, and may continue to enter into, interest rate cap agreements with counterparties related to certain of our variable-rate debt. See Note 10 for additional information on our interest rate caps.

At December 31, 2023, fixed-rate debt comprises 43% of our debt and variable-rate debt comprises 57%.

Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$34,937	$84,603	$7,540	$—	$114,336	$—	$241,416	$237,970
Variable-rate debt (a)	$4,071	$327,270	$—	$—	$—	$—	$331,341	$332,262
__________
(a)Amounts are based on the exchange rate at December 31, 2023, as applicable.

Annual interest expense on our variable-rate debt at December 31, 2023 would increase or decrease by $3.3 million, for each respective 1% change in annual interest rates.

Net Lease Office Properties 2023 10-K – 38

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in three foreign currencies, primarily the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone, British pound sterling, or euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2023 of $0.1 million for all three currencies.

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

For the year ended December 31, 2023, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•91% related to domestic operations, which included concentrations of 31% and 17% in Texas and Minnesota, respectively; and
•9% related to international operations.

Net Lease Office Properties 2023 10-K – 39

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Net Lease Office Properties 2023 10-K – 40

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Net Lease Office Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Net Lease Office Properties and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 6, 2024

We have served as the Company’s auditor since 2022.

Net Lease Office Properties 2023 10-K – 41

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Investments in real estate:
Land, buildings and improvements	$1,203,991	$1,287,547
Net investments in finance leases	10,522	14,728
In-place lease intangible assets and other	357,788	375,453
Above-market rent intangible assets	57,954	58,983
Investments in real estate	1,630,255	1,736,711
Accumulated depreciation and amortization	(458,430)	(392,025)
Net investments in real estate	1,171,825	1,344,686
Restricted cash	51,560	1,327
Cash and cash equivalents	16,269	4,671
Other assets, net	65,435	47,934
Goodwill	—	63,583
Total assets	$1,305,089	$1,462,201
Liabilities and Equity
Debt:
NLOP Mortgage Loan, net	$266,844	$—
NLOP Mezzanine Loan, net	106,299	—
Non-recourse mortgages, net	168,836	174,289
Parent debt	—	101,774
Debt, net	541,979	276,063
Accounts payable, accrued expenses and other liabilities	59,527	49,950
Below-market rent intangible liabilities, net	10,643	14,671
Deferred income taxes	10,450	11,998
Dividends payable	1,060	—
Total liabilities	623,659	352,682
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,620,919 shares issued and outstanding as of December 31, 2023	15	—
Additional paid-in capital	855,554	—
Distributions in excess of accumulated earnings	(142,960)	—
Accumulated other comprehensive loss	(35,600)	(42,464)
Net parent investment	—	1,150,240
Total shareholders’ equity	677,009	1,107,776
Noncontrolling interests	4,421	1,743
Total equity	681,430	1,109,519
Total liabilities and equity	$1,305,089	$1,462,201

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2023 10-K – 42

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Lease revenues	$166,034	$151,249	$143,958
Income from finance leases	1,189	1,744	1,709
Other lease-related income	7,742	3,221	2,239
	174,965	156,214	147,906
Operating Expenses
Depreciation and amortization	74,998	63,205	58,580
Impairment charges — real estate	63,143	—	—
Impairment charges — goodwill	62,456	—	—
Reimbursable tenant costs	27,957	24,251	23,651
General and administrative	13,610	11,871	10,307
Property expenses, excluding reimbursable tenant costs	8,642	7,751	6,429
Separation and distribution related costs and other	8,446	6,025	—
Asset management fees	1,245	—	—
	260,497	113,103	98,967
Other Income and Expenses
Interest expense	(42,613)	(26,841)	(28,641)
Loss on sale of real estate, net	(3,608)	—	—
Other gains and (losses)	456	(7)	(17,234)
	(45,765)	(26,848)	(45,875)
(Loss) income before income taxes	(131,297)	16,263	3,064
Provision for income taxes	(425)	(486)	(1,646)
Net (Loss) Income	(131,722)	15,777	1,418
Net (income) loss attributable to noncontrolling interests	(24)	2	—
Net (Loss) Income Attributable to NLOP	$(131,746)	$15,779	$1,418

Basic and Diluted (Loss) Income Per Share	$(9.00)	$1.08	$0.10
Weighted-Average Shares Outstanding
Basic and Diluted	14,631,265	14,620,919	14,620,919

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2023 10-K – 43

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net (Loss) Income	$(131,722)	$15,777	$1,418
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	8,055	(1,233)	3,435
Unrealized loss on derivative instruments	(1,191)	—	—
	6,864	(1,233)	3,435
Comprehensive (Loss) Income	(124,858)	14,544	4,853

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(24)	2	—
Comprehensive (income) loss attributable to noncontrolling interests	(24)	2	—
Comprehensive (Loss) Income Attributable to NLOP	$(124,882)	$14,546	$4,853

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2023 10-K – 44

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ and Parent Company Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2021	—	$—	$—	$—	$(44,666)	$910,209	$865,543	$—	$865,543
Net income						1,418	1,418		1,418
Net transfers from parent						187,110	187,110		187,110
Other comprehensive income:
Foreign currency translation adjustments					3,435		3,435		3,435
Balance at December 31, 2021	—	—	—	—	(41,231)	1,098,737	1,057,506	—	1,057,506
Net income						15,779	15,779	(2)	15,777
Net transfers from parent						35,724	35,724		35,724
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	1,745	1,745
Other comprehensive loss:
Foreign currency translation adjustments					(1,233)	—	(1,233)	—	(1,233)
Balance at December 31, 2022	—	—	—	—	(42,464)	1,150,240	1,107,776	1,743	1,109,519
Net (loss) income				(137,989)		6,243	(131,746)	24	(131,722)
Distributions to WPC in connection with the Spin-Off						(353,133)	(353,133)		(353,133)
Common shares issued in connection with the Spin-Off	14,620,919	15	855,504			(855,519)	—		—
Net transfers from parent, including Spin-Off adjustments						52,169	52,169		52,169
Amortization of stock-based compensation expense			50				50		50
Contributions from noncontrolling interest							—	2,775	2,775
Distributions to noncontrolling interest							—	(121)	(121)
Dividends declared ($0.34 per share)				(4,971)			(4,971)		(4,971)
Other comprehensive income:
Foreign currency translation adjustments					8,055		8,055		8,055
Unrealized loss on derivative instruments					(1,191)		(1,191)		(1,191)
Balance at December 31, 2023	14,620,919	$15	$855,554	$(142,960)	$(35,600)	$—	$677,009	$4,421	$681,430

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2023 10-K – 45

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows — Operating Activities
Net (loss) income	$(131,722)	$15,777	$1,418
Adjustments to net (loss) income:
Depreciation and amortization, including intangible assets and deferred financing costs	81,256	64,275	60,327
Impairment charges — real estate	63,143	—	—
Impairment charges — goodwill	62,456	—	—
Loss on sale of real estate, net	3,608	—	—
Stock-based compensation expense	2,904	3,161	2,398
Deferred income tax benefit	(1,201)	(1,043)	(227)
Straight-line rent adjustments	(438)	(3,043)	(3,249)
Net realized and unrealized (gains) losses on extinguishment of debt, foreign currency exchange rate movements, and other	(247)	2,121	16,508
Amortization of rent-related intangibles and deferred rental revenue	140	1,959	834
Net changes in other operating assets and liabilities	(8,933)	1,075	(2,674)
Net Cash Provided by Operating Activities	70,966	84,282	75,335
Cash Flows — Investing Activities
Proceeds from sales of real estate	38,855	—	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(11,162)	(4,717)	(4,184)
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	—	(20,969)	—
Cash and restricted cash acquired in connection with the CPA:18 Merger	—	2,768	—
Net Cash Provided by (Used in) Investing Activities	27,693	(22,918)	(4,184)
Cash Flows — Financing Activities
Distributions to WPC in connection with the Spin-Off	(343,885)	—	—
Proceeds from NLOP Mortgage Loan	317,263	—	—
Proceeds from NLOP Mezzanine Loan	113,646	—	—
Payments of mortgage principal and other debt instruments	(63,704)	(39,940)	(264,078)
Net transfers with Parent, including Spin-Off adjustments	(51,708)	(24,594)	187,110
Payment of financing costs	(10,518)	—	—
Contributions from noncontrolling interests	2,775	—	—
Other financing activities, net	(526)	(7)	(277)
Distributions to noncontrolling interests	(121)	—	—
Net Cash Used in Financing Activities	(36,778)	(64,541)	(77,245)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(50)	(123)	19
Net increase (decrease) in cash and cash equivalents and restricted cash	61,831	(3,300)	(6,075)
Cash and cash equivalents and restricted cash, beginning of year	5,998	9,298	15,373
Cash and cash equivalents and restricted cash, end of year	$67,829	$5,998	$9,298

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2023 10-K – 46

NET LEASE OFFICE PROPERTIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Pursuant to the terms of a separation and distribution agreement, W. P. Carey Inc. (“WPC”) spun off a portfolio of 59 office assets into a separate publicly-traded company (the “Spin-Off”). To accomplish this Spin-Off, WPC formed a Maryland real estate investment trust, Net Lease Office Properties (“NLOP”), on October 21, 2022, to own the 59 office assets. Information with respect to number of properties and square footage is unaudited.

On November 1, 2023, WPC completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded real estate investment trust (“REIT”), and certain wholly-owned affiliates of WPC (our “Advisor”) externally manage NLOP pursuant to certain advisory agreements (the “NLOP Advisory Agreements”). The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding.

NLOP intends to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the Company’s taxable year ended December 31, 2023.

NLOP operates as one segment, and through its subsidiaries, owns, operates, and finances office buildings. As of December 31, 2023, NLOP’s portfolio was comprised of full or partial ownership interests in 55 properties, net-leased to 59 corporate tenants, totaling approximately 9.0 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 5.8 years.

On August 1, 2022, WPC completed a merger with Corporate Property Associates CPA:18 – Global Incorporated (“CPA:18 – Global”), in which CPA:18 – Global merged with and into one of WPC’s indirect subsidiaries in exchange for shares of its common stock and cash (the “CPA:18 Merger”). Nine of the net lease properties that WPC acquired in the CPA:18 Merger were transferred to NLOP in connection with the Spin-Off. Costs allocated to the nine properties acquired in the CPA:18 Merger have been expensed as incurred and classified within Separation and distribution related costs and other in the consolidated statements of operations, totaling $6.0 million for the year ended December 31, 2022.

Note 2. Basis of Presentation

NLOP

For periods after November 1, 2023, the consolidated financial statements include the results of NLOP and all entities in which the Company has a controlling interest. Intercompany transactions and balances have been eliminated in consolidation.

Prior to the Spin-Off

For periods prior to November 1, 2023, the accompanying historical consolidated financial statements and related notes of NLOP do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of WPC’s consolidated financial statements and presented herein, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In the opinion of management, the financial information for the periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows.

These consolidated financial statements reflect the revenues and direct expenses of NLOP and include material assets and liabilities of WPC that are specifically attributable to NLOP. Equity in these consolidated financial statements represents the excess of total assets over total liabilities. Equity is impacted by contributions from and distributions to WPC, which are the result of treasury activities and net funding provided by or distributed to WPC prior to the Spin-Off, as well as the allocated costs and expenses described below.

Net Lease Office Properties 2023 10-K – 47

Notes to Consolidated Financial Statements
The consolidated financial statements also include an allocation of indirect costs and expenses incurred by WPC related to NLOP, primarily consisting of compensation and other general and administrative costs using the relative percentage of property ABR of NLOP and WPC management’s knowledge of NLOP. In addition, the consolidated financial statements reflect allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to NLOP (Note 11); interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by NLOP as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the corporate interest expense on WPC unsecured debt (Note 11). The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had NLOP been a separate independent entity during the applicable periods. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

Goodwill attributable to NLOP was determined by first identifying those assets within NLOP that were previously deemed to be a part of a business combination and that WPC paid a premium for. This premium was then allocated to NLOP assets based on the fair values of NLOP assets at the time of acquisition relative to the value of all the real estate acquired as part of the business combination. Any goodwill directly attributable to deferred taxes assumed as part of a business combination and related to our European operations is recorded in its functional currency and translated at period end rates where applicable.

The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had NLOP been a separate independent entity. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

Note 3. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. There were no acquisitions during the reporting period with the exception of properties acquired in the CPA:18 Merger (Note 4).

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets and liabilities include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. The fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates and applying a selected capitalization rate.

Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•a discount rate or internal rate of return;
•market rents, growth factors of rents, and market lease term;
•capitalization rates to be applied to an estimate of market rent at the beginning and/or the end of the market lease term;
•the marketing period necessary to put a lease in place;
•carrying costs during the marketing period; and
•leasing commissions and tenant improvement allowances.

Net Lease Office Properties 2023 10-K – 48

Notes to Consolidated Financial Statements
The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•the creditworthiness of the lessees;
•industry surveys;
•property type;
•property location and age;
•current lease rates relative to market lease rates; and
•anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we generally include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets and industry standards. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Purchase Price Allocation of Intangible Assets and Liabilities — For acquired properties that do not qualify as sale-leaseback transactions, we record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. When we enter into sale-leaseback transactions with above- or below-market leases, the intangibles will be accounted for as loan receivables or prepaid rent liabilities, respectively. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date. We determine these values using our estimates or by relying in part upon third-party valuations conducted by independent appraisal firms.

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of below-market leases in Below-market rent and other intangible liabilities in the consolidated financial statements.

For acquired properties with tenants in place, we record in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for remaining primary in-place lease terms. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e., free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party valuations. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles.

Purchase Price Allocation of Debt — When we acquire leveraged properties (for example, through the CPA:18 Merger), the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Net Lease Office Properties 2023 10-K – 49

Notes to Consolidated Financial Statements
Impairments

Real Estate — We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, vacancies, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property.

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales.

As our investment objective is to realize value for our shareholders, holding periods used in the undiscounted cash flow analysis are evaluated on an individual property basis based on our strategic hold time of each asset. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the consolidated properties are less than their carrying value. This assessment is used as a basis to determine whether it is necessary to calculate the fair values of the consolidated properties. Impairments, if any, will be the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

Other Accounting Policies

Variable Interest Entities

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

Net Lease Office Properties 2023 10-K – 50

Notes to Consolidated Financial Statements

At December 31, 2023, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

December 31, 2023
Land, buildings and improvements	$37,917
In-place lease intangible assets and other	9,685
Above-market rent intangible assets	4,338
Accumulated depreciation and amortization	(3,679)
Total assets	49,410

Total liabilities	304

Leases

As a Lessee: Right-of-use (“ROU”) assets, included within in-place lease intangible assets and other on our consolidated balance sheets, represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Below-market land lease intangible assets and above-market land lease intangible liabilities are included as a component of ROU assets. See Note 6 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

The implicit rate within our operating leases is generally not determinable and, as a result, we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using estimated baseline mortgage rates. These baseline rates are determined based on a review of current mortgage debt market activity for benchmark securities across domestic and international markets, utilizing a yield curve. The rates are then adjusted for various factors, including level of collateralization and lease term.

As a Lessor: We combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), since both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within lease revenues in our consolidated statements of operations. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred if the reimbursements are deemed collectible.

Net investments in sales-type leases are accounted for under ASC 842, Leases. Upon lease commencement or lease modification, we assess lease classification to determine whether the lease should be classified as an operating, direct financing, or sales-type lease. If the lease is determined to be a sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease payments receivable and the unguaranteed residual value, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered a gain on sale of real estate and recognized upon execution of the lease.

Net Lease Office Properties 2023 10-K – 51

Notes to Consolidated Financial Statements
Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

We currently present Restricted cash on its own line item in the consolidated balance sheets. Previously, restricted cash was included within Other assets, net in the consolidated balance sheets.

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

Restricted Cash — Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes and is included within Other assets, net on the balance sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$16,269	$4,671	$3,966
Restricted cash (a)	51,560	1,327	5,332
Total cash and cash equivalents and restricted cash	$67,829	$5,998	$9,298
__________
(a)Amount as of December 31, 2023 includes approximately $48.4 million related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 11).

Land, Buildings and Improvements — We carry land, buildings, and improvements at cost less accumulated depreciation. We capitalize costs that extend the useful life of properties or increase their value, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

Gain/Loss on Sale — We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets, and control of the properties is transferred.

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, derivative assets, tenant receivables, deferred charges, escrow balances held by lenders, and restricted cash balances in Other assets, net. We include amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

Revenue Recognition, Real Estate Leased to Others — We lease real estate to others primarily on a net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements.

Our leases generally provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices. CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations.

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 6). We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 7). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Net Lease Office Properties 2023 10-K – 52

Notes to Consolidated Financial Statements
Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred or at the point of acquisition of an asset with an assumed asset retirement obligation, and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Depreciation — We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Net Parent Investment — In the consolidated balance sheets, the net parent investment represents WPC’s historical investment in NLOP prior to the Spin-Off, accumulated net earnings after taxes, and the net effect of transactions between NLOP and WPC.

Stock-Based Compensation — We have granted restricted share units (“RSUs”) to the independent trustees on our Board of Trustees. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments, which includes awards granted to certain nonemployees. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service or performance period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and Stock-based compensation expense in the consolidated statements of operations.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments in Europe, and the primary functional currencies for those investments are the euro, the British pound sterling, and the Norwegian krone. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income (within gain on sale of real estate, net, in the consolidated statements of operations) when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany debt that is short-term or has scheduled principal payments, are included in the determination of net income (within losses on extinguishment of debt and other in the consolidated statements of operations). The translation impact of foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities involved in the transactions are combined, are not included in net income but are reported as a component of other comprehensive income in equity.

Net Lease Office Properties 2023 10-K – 53

Notes to Consolidated Financial Statements
Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Interest expense in our consolidated statements of operations. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

Income Taxes — We conduct business in various states and municipalities within the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As a REIT, our domestic real estate operations are generally not subject to federal tax. These operations may be subject to certain state and local taxes, as applicable.

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes.

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 15). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSUs) using the treasury stock method, except when the effect would be anti-dilutive.

Earnings per share is computed by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period post Spin-Off. For the year ended December 31, 2023, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the year ended December 31, 2023. The calculation of basic and diluted earnings per share for any of the periods presented prior to the Spin-Off were based on the number of shares outstanding on November 1, 2023. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no NLOP stock-based awards outstanding prior to the Spin-Off.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Net Lease Office Properties 2023 10-K – 54

Notes to Consolidated Financial Statements
Note 4. Merger with CPA:18 – Global

On February 27, 2022, WPC entered into a merger agreement with CPA:18 – Global, pursuant to which CPA:18 – Global merged with and into one of WPC’s indirect subsidiaries in exchange for shares of its common stock and cash (the “CPA:18 Merger”). The CPA:18 Merger and related transactions were approved by the stockholders of CPA:18 – Global on July 26, 2022, and completed on August 1, 2022.

At the effective time of the CPA:18 Merger, each share of CPA:18 – Global common stock issued and outstanding immediately prior to the effective time of the CPA:18 Merger was canceled and, in exchange for cancellation of such share, the rights attaching to such share were converted automatically into the right to receive (i) 0.0978 shares of WPC common stock and (ii) $3.00 in cash, collectively referred to herein as the Merger Consideration. Each share of CPA:18 – Global common stock owned by WPC or any of its subsidiaries immediately prior to the effective time of the CPA:18 Merger was automatically canceled and retired, and ceased to exist, for no Merger Consideration. In exchange for the 141,099,002 shares of CPA:18 – Global common stock that WPC and its subsidiaries did not previously own, WPC paid total Merger Consideration of approximately $1.6 billion, consisting of (i) the issuance of 13,786,302 shares of new WPC common stock with a fair value of $1.2 billion, based on the closing price of the WPC common stock on August 1, 2022 of $87.46 per share, (ii) cash consideration of $423.3 million, and (iii) cash of $0.1 million paid in lieu of issuing any fractional shares of the new WPC common stock. Cash consideration paid attributable to NLOP is approximately $21.0 million.

Nine of the net lease properties that WPC acquired in the CPA:18 Merger were transferred to NLOP in connection with the Spin-Off, with an aggregate net identifiable asset fair value at acquisition of $72.1 million.

The table below summarizes the nine properties transferred to NLOP, which are included in the historical consolidated financial statements in the year ended December 31, 2022.

(dollars and square footage in thousands)

Tenant/Lease Guarantor	City	State	Country	ABR (a)	Square Footage (unaudited) (a)
Board of Regents, State of Iowa	Coralville	IA	USA	$3,254	192
Orbital ATK, Inc.	Plymouth	MN	USA	3,746	191
Intuit Inc.	Plano	TX	USA	2,577	166
Exelon Generation Company, LLC	Warrenville	IL	USA	2,862	147
Acosta, Inc.	Jacksonville	FL	USA	1,453	88
North American Lighting, Inc.	Farmington Hills	MI	USA	1,007	75
Midcontinent Independent System Operator, Inc.	Eagan	MN	USA	1,103	60
APCO Holdings, Inc.	Norcross	GA	USA	586	51
Siemens AS (b)	Oslo	n/a	NO	4,322	166
__________
(a)Information as of December 31, 2022.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.

Purchase Price Allocation

We accounted for the CPA:18 Merger as a business combination under the acquisition method of accounting. Costs related to the CPA:18 Merger have been expensed as incurred and classified within Separation and distribution related costs and other in the consolidated statements of operations, totaling $6.0 million for the year ended December 31, 2022.

Net Lease Office Properties 2023 10-K – 55

Notes to Consolidated Financial Statements
The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at August 1, 2022. The following table summarize the estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management.

(in thousands)	Purchase Price Allocation
Assets
Land, buildings and improvements	$196,867
In-place lease and other intangible assets	55,637
Cash and cash equivalents and restricted cash acquired	2,768
Other assets, net (excluding restricted cash)	1,173
Total assets	256,445
Liabilities
Non-recourse mortgages, net	171,621
Accounts payable, accrued expenses and other liabilities	5,426
Below-market rent intangible liabilities	1,624
Deferred income taxes	5,680
Total liabilities	184,351
Total identifiable net assets	72,094
Noncontrolling interests	1,804
Goodwill	12,595
$86,493

Goodwill

The $12.6 million of goodwill attributed to NLOP was primarily due to the historical premium paid over CPA:18 – Global’s estimated fair value. This premium was allocated to the NLOP assets based on the fair values of NLOP assets at the time of acquisition relative to the value of all the real estate acquired as part of the business combination. Goodwill is not deductible for income tax purposes.

Pro Forma Financial Information (Unaudited)

Our consolidated results of operations for the year ended December 31, 2022 include $9.8 million of total revenues, and $3.8 million of net loss associated with the results of operations for the properties acquired as part of the CPA:18 Merger.

The following consolidated pro forma financial information has been presented as if the CPA:18 Merger had occurred on January 1, 2021 for the years ended December 31, 2022 and 2021. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:18 Merger on that date, nor does it purport to represent the results of operations for future periods.

	Years Ended December 31,
(in thousands)	2022	2021
Pro forma total revenues	$168,237	$171,686
Pro forma net income	$15,828	$(15,824)

Note 5. Agreements and Transactions with Related Parties

Advisory Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, our Advisor provides us with strategic management services, including asset management, property disposition support, and various related services. We pay our Advisor an asset management fee that was initially set at an annual amount of $7.5 million and is proportionately reduced each month following the disposition of each portfolio property. In addition, we reimburse our Advisor a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters.

Net Lease Office Properties 2023 10-K – 56

Notes to Consolidated Financial Statements
On October 31, 2023, we entered into a Separation and Distribution Agreement, which set forth the various individual transactions to be consummated that comprised the Separation and the Distribution, including the assets transferred to and liabilities assumed by us, as well as the responsibility and obligation of us and our Advisor with respect to Spin-Off related costs.

On October 31, 2023, we also entered into a Tax Matters Agreement, which governs the respective rights, responsibilities, and obligations of us and our Advisor after the Spin-Off, with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax covenants, tax indemnification, cooperation, and information sharing.

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

Year Ended December 31, 2023
Asset management fees (a)	$1,245
Administrative reimbursements (b)	667
$1,912
__________
(a)Included within Asset management fees in the consolidated statements of operations.
(b)Included within General and administrative expenses in the consolidated statements of operations.

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	December 31,
	2023	2022
Asset management fees payable	$1,245	$—
Accounts payable	676	—
	$1,921	$—

Other Transactions with WPC

Spin-Off

In September 2023, we entered into the $455 million NLOP Financing Arrangements (as defined and described in Note 11), which were funded upon the closing of the Spin-Off on November 1, 2023. Approximately $343.9 million of the proceeds from the NLOP Financing Arrangements was transferred to WPC in accordance with the Separation and Distribution Agreement. The remainder of the proceeds from the NLOP Financing Arrangements was used to pay fees and expenses related to the origination of the NLOP Financing Arrangements and other transaction costs, was deposited with the Lenders in satisfaction of the reserve requirements pursuant to the NLOP Financing Arrangements, and was used for other general corporate expenses.

NLOP Share Costs

Historically, prior to the Spin-Off, NLOP was managed and operated in the normal course of business consistent with other affiliates of WPC. Accordingly, certain shared costs were allocated to NLOP and reflected as expenses in the consolidated statements of operations. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical WPC expenses attributable to NLOP for purposes of the consolidated financial statements of NLOP. However, the expenses reflected in the consolidated statements of operations may not be indicative of the actual expenses that would have been incurred during the periods presented if NLOP historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the consolidated statements of operations may not be indicative of related expenses that will be incurred in the future by NLOP.

Net Lease Office Properties 2023 10-K – 57

Notes to Consolidated Financial Statements
The following table presents amounts of shared costs that were allocated to NLOP (in thousands):

	Years Ended December 31,
	2023	2022	2021
General and administrative (a)	$13,610	$11,843	$10,292
Interest expense (b)	17,756	18,861	19,689
Property insurance (c)	—	—	19
Total	$31,366	$30,704	$30,000
__________
(a)General and administrative fees are inclusive of expenses such as employee compensation and benefits, stock-based compensation and professional fees.
(b)NLOP’s income statement prior to the Spin-Off includes an allocation of interest expense associated with WPC unsecured debt utilized partially to fund property assets of NLOP.
(c)Included within Property expenses, excluding reimbursable tenants costs in the consolidated statements of operations.

The following presents amounts owed to WPC by the Company as of December 31, 2022 (in thousands):

December 31, 2022
Parent debt (a)	$101,774
Accounts payable, accrued expenses, and other liabilities (b)	2,553
Total	$104,327
__________
(a)Prior to the Spin-Off, certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP entities to provide the funding necessary to acquire certain international assets.
(b)Represents amounts owed to WPC for accrued interest related to the Parent debt, and services and fees which were directly attributable to NLOP prior to the Spin-Off as discussed above.

Net parent investment shown in the consolidated statements of equity include contributions from WPC, which are the result of treasury activities and net funding provided by WPC prior to the Spin-Off, and also includes the indirect costs and expenses allocated to NLOP by WPC as described in Note 2.

Other Transactions with Related Parties

At December 31, 2023, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 6. Land, Buildings and Improvements

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, are summarized as follows (in thousands):

	December 31,
	2023	2022
Land	$168,200	$178,362
Buildings and improvements	1,035,791	1,109,185
Less: Accumulated depreciation	(213,034)	(190,516)
	$990,957	$1,097,031

During 2023, the U.S. dollar weakened against the euro and British pound sterling, but strengthened against the Norwegian krone. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements decreased by $1.0 million from December 31, 2022 to December 31, 2023.

Net Lease Office Properties 2023 10-K – 58

Notes to Consolidated Financial Statements
In connection with a change in lease classification due to an extension of the underlying lease, we reclassified a portfolio of four properties with an aggregate carrying value of $14.6 million from Net investments in finance leases to Land, buildings and improvements during the year ended December 31, 2023 (Note 7).

During the year ended December 31, 2023, we reclassified a property classified as Land, buildings and improvements to Net investments in finance leases since we entered into a purchase agreement with the tenant occupying the property. As a result, the carrying value of our Land, buildings and improvements (net of accumulated depreciation) decreased by $13.7 million from December 31, 2022 to December 31, 2023 (Note 7).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $31.2 million, $28.9 million, and $27.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

During the year ended December 31, 2023, we capitalized accrued costs of $2.0 million within Land, buildings and improvements related to capital expenditures at certain properties, which is a non-cash investing activity.

Dispositions of Properties

During 2023, we sold four properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $30.5 million from December 31, 2022 to December 31, 2023 (Note 16).

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Lease income — fixed	$135,341	$125,573	$119,188
Lease income — variable (a)	30,693	25,676	24,770
Total operating lease income	$166,034	$151,249	$143,958
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Other Lease-Related Income

For the year ended December 31, 2023, other lease-related income on our consolidated statements of operations included lease termination income of $4.4 million recognized from one tenant.

In addition, for the years ended December 31, 2023, 2022, and 2021, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $1.8 million, $2.4 million, and $1.9 million, respectively.

Net Lease Office Properties 2023 10-K – 59

Notes to Consolidated Financial Statements

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2024	$128,088
2025	111,791
2026	94,921
2027	86,053
2028	75,834
Thereafter	272,730
Total	$769,417

See Note 7 for scheduled future lease payments to be received under non-cancelable finance leases.

Lease Cost

Lease costs for operating leases (land leases) are included in (i) property expenses, excluding reimbursable tenant costs, and (ii) reimbursable tenant costs in the consolidated statements of operations. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Fixed lease cost	$541	$486	$446
Variable lease cost	90	89	85
Total lease cost	$631	$575	$531

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2023	2022
Operating ROU assets — land leases	In-place lease intangible assets and other	$4,263	$4,481
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$4,678	$4,769

Weighted-average remaining lease term — operating leases		75.2 years	74.7 years
Weighted-average discount rate — operating leases		9.2%	9.0%
Number of land lease arrangements — operating leases		4	4
Lease term range (excluding extension options not reasonably certain of being exercised)		<2 – 83 years	<3 – 84 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $0.5 million for all of the years ended December 31, 2023, 2022, and 2021. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Net Lease Office Properties 2023 10-K – 60

Notes to Consolidated Financial Statements
Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,	Total
2024	$503
2025	499
2026	403
2027	404
2028	404
Thereafter	33,206
Total lease payments	35,419
Less: amount of lease payments representing interest	(30,741)
Present value of future lease payments/lease obligations	$4,678

Note 7. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. At both December 31, 2023 and 2022, there was no reserve or estimate of credit loss on the finance leases, and no material balances of our finance receivables were past due. Operating leases are not included in finance receivables. See Note 2 and Note 6 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Net Investments in Sales-Type Leases

On December 29, 2023, we entered into an agreement to sell a property located in the United Kingdom to the tenant occupying the property. In accordance with ASC 842, Leases, we reclassified this net-lease asset to net investments in sales-type leases totaling $10.5 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the British pound sterling on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases: (i) $17.9 million from Land, buildings and improvements, (ii) $5.3 million from In-place lease intangible assets and other, (iii) $0.1 million from Below-market rent intangible liabilities, net, (iv) $2.0 million from Other assets, net, and (v) $6.5 million from Accumulated depreciation and amortization. We recognized an aggregate Loss on sale of real estate, net, of $8.3 million during the year ended December 31, 2023 related to this transaction, reflecting a balance of $0.2 million for accrued transaction costs within Accounts payable, accrued expenses and other liabilities for this investment. This investment was sold in January 2024 (Note 18).

Earnings from our net investments in sales-type leases are included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for the year ended December 31, 2023. Prior to this reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	December 31,
	2023	2022
Lease payments receivable (a)	$10,614	$—
	10,614	—
Less: unearned income	(92)	—
	$10,522	$—
__________
(a)Includes estimated purchase price and total rents owed.

Net Lease Office Properties 2023 10-K – 61

Notes to Consolidated Financial Statements

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable finance leases at December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2024 (a)	$10,614
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$10,614
__________
(a)Amount is comprised of the net investment in sales-type lease described above, representing the estimated purchase price of the investment plus remaining rents. This investment was sold in January 2024 for gross proceeds of approximately $10.5 million (Note 18).

Net Investments in Direct Financing Leases

One investment was classified as a direct financing lease as of December 31, 2022. During the year ended December 31, 2023, we reclassified this investment (comprised of four properties) with an aggregate carrying value of $14.6 million from Net investments in finance leases to Land, buildings and improvements in connection with a change in lease classification due to an extension of the underlying lease. Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2023	2022
Lease payments receivable	$—	$11,423
Unguaranteed residual value	—	14,558
	—	25,981
Less: unearned income	—	(11,253)
	$—	$14,728

Income from direct financing leases, which is included in Income from finance leases in the consolidated financial statements, was $1.2 million, $1.7 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Credit Quality of Finance Receivables

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

Net Lease Office Properties 2023 10-K – 62

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2023	2022	2023	2022
1	1	—	$10,522	$—
2	—	—	—	—
3	—	1	—	14,728
4	—	—	—	—
5	—	—	—	—
			$10,522	$14,728

Note 8. Goodwill and Other Intangibles

We have recorded lease intangibles that are being amortized over periods ranging from one year to 40 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Below-market rent intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with the CPA:18 Merger (Note 4) and certain other business combinations, we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 3). The following table presents a reconciliation of our goodwill (in thousands):

Goodwill
Balance at January 1, 2021	$52,235
Foreign currency translation adjustments	(276)
Balance at December 31, 2021	51,959
Acquisition of CPA:18 – Global (Note 4)	12,595
Foreign currency translation adjustments	(971)
Balance at December 31, 2022	63,583
Impairment charges (Note 9)	(62,456)
Foreign currency translation adjustments	(1,127)
Balance at December 31, 2023	$—

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. We have only one reporting unit. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We perform our annual test for impairment in October and continue to assess events and circumstances through to the end of the reporting period. Following the completion of the Spin-Off on November 1, 2023, we performed a test for impairment of goodwill, and recorded an impairment for the total amount of goodwill of $62.5 million as of December 31, 2023 (Note 9).

Net Lease Office Properties 2023 10-K – 63

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Lease Intangibles:
In-place lease	$353,525	$(212,456)	$141,069	$370,971	$(176,951)	$194,020
Above-market rent	57,954	(32,940)	25,014	58,983	(24,559)	34,424
	411,479	(245,396)	166,083	429,954	(201,510)	228,444
Goodwill
Goodwill	—	—	—	63,583	—	63,583
Total intangible assets	$411,479	$(245,396)	$166,083	$493,537	$(201,510)	$292,027

Finite-Lived Intangible Liabilities
Below-market rent	$(26,801)	$16,158	$(10,643)	$(27,792)	$13,121	$(14,671)
Total intangible liabilities	$(26,801)	$16,158	$(10,643)	$(27,792)	$13,121	$(14,671)

See Note 7 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the year ended December 31, 2023.

Net amortization of intangibles, including the effect of foreign currency translation, was $47.7 million, $36.0 million, and $31.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2023, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization	Total
2024	$4,747	$35,310	$40,057
2025	3,640	26,698	30,338
2026	2,035	21,023	23,058
2027	1,489	16,381	17,870
2028	1,544	13,576	15,120
Thereafter	916	28,081	28,997
Total	$14,371	$141,069	$155,440

Note 9. Fair Value Measurements

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

Net Lease Office Properties 2023 10-K – 64

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps (Note 10).

The valuation of our derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves, spot and forward rates, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2023 or 2022. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
NLOP Mortgage Loan, net (a) (b) (c)	2	$266,844	$291,358	$—	$—
NLOP Mezzanine Loan, net (a) (b) (c)	2	106,299	113,797	—	—
Non-recourse mortgages, net (a) (b) (c)	3	168,836	165,077	174,289	167,458
__________
(a)The carrying value of the NLOP Mortgage Loan, net includes unamortized deferred financing costs of $6.7 million at December 31, 2023. The carrying value of the NLOP Mezzanine Loan, net includes unamortized deferred financing costs of $2.4 million at December 31, 2023. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both December 31, 2023 and 2022.
(b)The carrying value of the NLOP Mortgage Loan, net includes unamortized discount of $15.3 million at December 31, 2023. The carrying value of the NLOP Mezzanine Loan, net includes unamortized discount of $5.6 million at December 31, 2023. The carrying value of Non-recourse mortgages, net includes unamortized discount of $0.7 million and unamortized premium of $2.0 million at December 31, 2023 and 2022, respectively.
(c)We determined the estimated fair value of our NLOP Mortgage Loan, NLOP Mezzanine Loan, and non-recourse mortgage loans using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

We estimated that our other financial assets and liabilities, excluding finance receivables (Note 7), had fair values that approximated their carrying values at both December 31, 2023 and 2022.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Our impairment policies are described in Note 3.

Net Lease Office Properties 2023 10-K – 65

Notes to Consolidated Financial Statements
The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2023
	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$58,088	$63,143
Goodwill	—	62,456
		$125,599

Impairment charges, and their related triggering events and fair value measurements, recognized during the year ended December 31, 2023, were as follows (during the years ended December 31, 2022 and 2021, no impairment was deemed necessary):

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2023 — During the year ended December 31, 2023, we recognized impairment charges totaling $32.7 million on three properties leased to the same tenant due to the tenant’s lease expiration in 2024, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices.

Additionally, we recognized an impairment charge of $29.3 million on a property due to the tenant’s lease expiration in 2024, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents ranging from $23 per square foot to $31 per square foot;
•Terminal capitalization rate of 8.3%; and
•Cash flow discount rate of 9.3%.

We also recognized an impairment charge of $1.1 million on a property due to the tenant’s lease expiration in 2024, in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price.

Goodwill

The impairment charges described below are reflected within Impairment charges — goodwill in our consolidated statements of operations.

During the year ended December 31, 2023, we recognized an impairment charge of $62.5 million on goodwill in order to reduce its carrying value to zero, since the Company’s trading value as a public company subsequent to the completion of the Spin-Off resulted in a market capitalization that was significantly below the carrying value of our net assets (Note 8).

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, due to changes in interest rates or other market factors. We own investments in the United States and Europe and are subject to risks associated with fluctuating foreign currency exchange rates.

Net Lease Office Properties 2023 10-K – 66

Notes to Consolidated Financial Statements
Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. Such gains and losses are recorded within Interest expense in our consolidated statements of operations. The earnings recognition of excluded components is presented in the same line item as the hedged transactions.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2023 and 2022, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate cap	Other assets, net	$433	$—
		433	—
Total derivatives		$433	$—

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31, 2023
Interest rate cap	$(1,191)
Total	$(1,191)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Year Ended December 31, 2023
Interest rate cap	Interest expense	$(144)
Total		$(144)

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. As of December 31, 2023, we estimate that an additional $0.9 million will be reclassified as Interest expense during the next 12 months.

Net Lease Office Properties 2023 10-K – 67

Notes to Consolidated Financial Statements
The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Year Ended December 31, 2023
Interest rate cap	Interest expense	$(2)
Total		$(2)

See below for information on our purposes for entering into derivative instruments.

Interest Rate Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate debt (our NLOP Financing Arrangements), and, as a result, we have entered into, and may continue to enter into, interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate caps that our consolidated subsidiaries had outstanding at December 31, 2023 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2023
Designated as Cash Flow Hedging Instruments
Interest rate cap	1	335,000	USD	$433
				$433

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2023. At December 31, 2023, both our total credit exposure and the maximum exposure to any single counterparty was $0.4 million.

Note 11. Debt

Debt Facility

On September 20, 2023, in connection with the Spin-Off (Note 1), we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan with an original maturity on November 9, 2025, with two separate one-year extension options subject to certain conditions (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). Approximately $343.9 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

The NLOP Financing Arrangements were initially collateralized by the assignment of 40 of our previously unencumbered real estate properties. As of December 31, 2023, the NLOP Financing Arrangements are collateralized by 36 of our properties, following the dispositions of four properties in December 2023. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation.

The NLOP Mortgage Loan bears interest at an annual rate of one-month forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”), subject to a floor of 3.85%, plus 5.0%. In addition, NLOP entered into an interest rate cap agreement that limits our SOFR rate exposure to 5.35% (Note 10). The NLOP Mezzanine Loan bears interest at an annual rate of 14.5% (10.0% of which is required to be paid current on a monthly basis, and 4.5% of which is a payment-in-kind accrual, on a quarterly basis).

Net Lease Office Properties 2023 10-K – 68

Notes to Consolidated Financial Statements
The NLOP Mortgage Loan is subject to certain deleveraging thresholds that require us to make repayments on the original loan balance totaling 15% (or $50.3 million) on or prior to November 1, 2024, which is 12 months following the funding date of the loan, 25% (or $83.8 million) on or prior to November 1, 2025, which is 12 months following the initial deleveraging threshold of the loan, such that no less than 40% of the loan has been repaid, and, in the event we exercise the first one-year extension option, 30% (or $100.5 million) on or prior to November 1, 2026, which is 12 months following the second deleveraging threshold of the loan, such that no less than 70% of the loan has been repaid. To the extent the deleveraging thresholds are not met, we may be subject to certain fees and restrictions, in accordance with the terms of the NLOP Financing Arrangements, until these thresholds are met. Additionally, property sales are subject to the satisfaction of certain conditions, including satisfaction of a debt yield test and minimum release prices. We are required to use the net proceeds from property sales collateralizing the NLOP Financing Arrangements to repay the portions of the NLOP Mortgage Loan and NLOP Mezzanine Loan representing the release amount for any individual property sale. In connection with the dispositions of four properties during the period from November 1, 2023 to December 31, 2023, we repaid $33.3 million and $5.7 million on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively. Additionally, we repaid $12.8 million from excess cash from operations on the NLOP Mortgage Loan.

The following table presents a summary of our NLOP Financing Arrangements (dollars in thousands):

NLOP Financing Arrangements	Original Principal Balance	Interest Rate at December 31, 2023	Maturity Date at December 31, 2023	Principal Outstanding Balance at December 31, 2023
NLOP Mortgage Loan (a) (b) (c)	$335,000	10.4%	11/9/2025	$288,895
NLOP Mezzanine Loan (d)	120,000	14.5%	11/9/2028	114,336
				$403,231
__________
(a)Interest rate is based on SOFR plus 5.0%. The interest rate is subject to an interest rate cap that limits our SOFR rate exposure at 5.35%.
(b)The NLOP Mortgage loan is subject to two separate one-year extension options.
(c)Balance excludes unamortized discount of $15.3 million and unamortized deferred financing costs of $6.7 million at December 31, 2023.
(d)Balance excludes unamortized discount of $5.6 million and unamortized deferred financing costs of $2.4 million at December 31, 2023.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2023, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.8% (fixed-rate and variable-rate non-recourse mortgage notes payable were both 4.8%), with maturity dates ranging from January 2024 to May 2026. A non-recourse mortgage loan with an outstanding principal balance of $13.2 million as of December 31, 2023 and a maturity date of January 6, 2024 has not been repaid as of the date of this Report (Note 18).

In connection with the Spin-Off, the lender of one of our non-recourse mortgages with a principal balance of approximately $19 million and a maturity date of November 2025 did not release WPC as guarantor on the loan (Note 18).

Non-recourse mortgages for properties acquired in the CPA:18 Merger were $138.4 million for the year ended December 31, 2022. Refer to Note 4 for further information on CPA:18 Merger.

Parent Debt

Prior to the Spin-Off, certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP entities to provide the funding necessary to acquire certain international assets. In connection with the Spin-Off, WPC assigned to us the receivable related to these debt amounts, which eliminates in consolidation. These debt instruments are reflected in these financials as Parent debt, and had fixed interest rates that averaged 5.9% and 5.8% at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we prepaid Parent debt totaling $3.1 million and $8.4 million, respectively. Parent debt for a property acquired in the CPA:18 Merger was $3.9 million for the year ended December 31, 2022.

Net Lease Office Properties 2023 10-K – 69

Notes to Consolidated Financial Statements
Repayments and Scheduled Mortgage Payments During 2023

During the year ended December 31, 2023, we (i) repaid a non-recourse mortgage loan at maturity with an aggregate principal balance of approximately $0.3 million, and (ii) prepaid a non-recourse mortgage loan of $2.9 million. We recognized an aggregate net gain on extinguishment of debt of less than $0.1 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of operations. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.2%.

Repayments and Scheduled Mortgage Payments During 2022

During the year ended December 31, 2022, we repaid at or close to maturity non-recourse mortgage loans totaling $36.8 million. We recognized an aggregate net loss on extinguishment of debt of less than $0.1 million on these repayments, which is included within Losses on extinguishment of debt and other on our consolidated statements of operations. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.3%.

Interest Paid

For the years ended December 31, 2023, 2022, and 2021, interest paid was $39.3 million, $26.8 million, and $28.6 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2023, the U.S. dollar strengthened against the Norwegian krone, resulting in an decrease of $1.4 million in the carrying value of our Non-recourse mortgages, net from December 31, 2022 to December 31, 2023.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2024	$39,008
2025	411,873
2026	7,540
2027	—
2028	114,336
Total principal payments	572,757
Unamortized discount, net	(21,599)
Unamortized deferred financing costs	(9,179)
Total	$541,979

Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2023.

Covenants

The credit agreements for certain of our non-recourse mortgage loan agreements, NLOP Mortgage Loan, and NLOP Mezzanine Loan include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with all of these covenants at December 31, 2023.

Note 12. Commitments and Contingencies

At December 31, 2023, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Net Lease Office Properties 2023 10-K – 70

Notes to Consolidated Financial Statements
Note 13. Equity

Common Shares

During the fourth quarter of 2023, our Board of Trustees declared a dividend of $0.34 per share, which was paid on January 29, 2024 to shareholders of record as of December 18, 2023. Shareholders had the option to elect to receive their dividend in the form of cash or additional NLOP shares, with the aggregate amount of cash distributed by NLOP limited to a maximum of 20% of the total dividend. The total number of shares issued in the share dividend was 164,199 shares. Cash paid in connection with the share dividend totaled $1.1 million, which includes cash paid in lieu of fractional shares.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Net (loss) income – basic and diluted	$(131,746)	$15,779	$1,418

Weighted-average shares outstanding – basic and diluted	14,631,265	14,620,919	14,620,919

For the year ended December 31, 2023, we recognized net loss. Therefore, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share. For the years ended December 31, 2022 and 2021, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2021	$—	$(44,666)	$(44,666)
Other comprehensive income before reclassifications	—	3,435	3,435
Balance at December 31, 2021	—	(41,231)	(41,231)
Other comprehensive loss before reclassifications	—	(1,233)	(1,233)
Balance at December 31, 2022	—	(42,464)	(42,464)
Other comprehensive income before reclassifications	(1,335)	8,055	6,720
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	144	—	144
Total	144	—	144
Net current period other comprehensive income	(1,191)	8,055	6,864
Balance at December 31, 2023	$(1,191)	$(34,409)	$(35,600)

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2023, we maintained the stock-based compensation plan described below. The total compensation expense for awards issued under this plan was less than $0.1 million for the period from November 1, 2023 to December 31, 2023, which was included in General and administrative expense in the consolidated financial statements.

Net Lease Office Properties 2023 10-K – 71

Notes to Consolidated Financial Statements
2023 Incentive Award Plan

The 2023 Incentive Award Plan (the “2023 Award Plan”) provides that the maximum aggregate number of our common shares that may be issued under the Incentive Award Plan will be 750,000 common shares. The maximum number of common shares that may be issued in connection with awards of incentive stock options (“ISOs”) under the 2023 Incentive Award Plan is 1,500,000 common shares. The 2023 Incentive Award Plan provides for the grant of various stock- and cash-based awards, including restricted stock units (“RSUs”), stock options (including ISOs and nonqualified stock options), restricted stock, dividend equivalents, stock payments, other incentive awards, long-term incentive plan (“LTIP”) units, and stock appreciation rights (“SARs”). At December 31, 2023, 721,347 shares remained available for issuance under the 2023 Share Incentive Plan, which is more fully described in Item 11 of this Report. Through the date of this Report, we have only issued RSUs under the 2023 Share Incentive Plan to members of our Board of Trustees (we have no employees).

Nonvested RSUs at December 31, 2023 and changes during the period from November 1, 2023 to December 31, 2023 were as follows:

	RSU Awards
	Shares	Weighted-Average Grant Date Fair Value
Balance at November 1, 2023	—	—
Granted (a)	28,653	10.47
Nonvested at December 31, 2023 (b)	28,653	$10.47
__________
(a)The grant date fair value of RSUs reflect our stock price on the date of grant on a one-for-one basis.
(b)At December 31, 2023, total unrecognized compensation expense related to these awards was approximately $0.2 million, with an aggregate weighted-average remaining term of 0.8 years.

Note 15. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal
Current	$58	$—	$—
State and Local
Current	357	469	420
Foreign
Current	1,211	1,060	1,453
Deferred	(1,201)	(1,043)	(227)
	10	17	1,226
Total Provision for Income Taxes	$425	$486	$1,646

Net Lease Office Properties 2023 10-K – 72

Notes to Consolidated Financial Statements
A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Pre-tax loss attributable to taxable subsidiaries	$(32,176)	$(3,609)	$(1,038)

Federal provision at statutory tax rate (21%)	$(6,757)	$(758)	$(218)
Election of TRS Status (a)	4,615	—	—
Change in valuation allowance	3,179	1,169	2,304
Rate differential	(63)	(297)	(922)
State and local taxes, net of federal benefit	(30)	469	420
Non-deductible expense	1	(45)	(102)
Other	(520)	(52)	164
Total provision for income taxes	$425	$486	$1,646
__________
(a)Represents deferred taxes recorded as a result of our TRS status election for certain of our domestic real estate properties.

Deferred Income Taxes

Deferred income taxes at December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$3,521	$3,587
Basis differences — foreign investments	4,384	3,542
Other	1,982	—
Total deferred tax assets	9,887	7,129
Valuation allowance	(9,809)	(7,129)
Net deferred tax assets	78	—
Deferred Tax Liabilities
Basis differences — foreign investments	(10,450)	(11,998)
Total deferred tax liabilities	(10,450)	(11,998)
Net Deferred Tax Liability	$(10,372)	$(11,998)

Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

•Basis differences between tax and GAAP for certain real estate investments. For income tax purposes, in certain acquisitions, we assume the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;
•Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets; and
•Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

As of December 31, 2023, net operating loss carryforwards in foreign jurisdictions were less than $0.1 million, which will not expire as they can be carried forward indefinitely.

As of December 31, 2022, net operating loss carryforwards in foreign jurisdictions were $0.3 million, which began to expire in 2023.

Net Lease Office Properties 2023 10-K – 73

Notes to Consolidated Financial Statements
The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $0.1 million at December 31, 2023, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $10.5 million at December 31, 2023, which are included in Deferred income taxes in the consolidated balance sheets. As of December 31, 2022, net deferred tax liability balances of $12.0 million were included in Deferred income taxes in the consolidated balance sheets.

Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

At both December 31, 2023 and 2022, we had unrecognized tax benefits totaling $0.1 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2023 and 2022, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $2.7 million, $1.8 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 16. Property Dispositions

Our property dispositions are also discussed in Note 6.

2023 — During the year ended December 31, 2023, we sold four properties for total proceeds, net of selling costs, of $38.9 million, and recognized a net gain on these sales totaling $4.7 million, which is included in Loss on sale of real estate, net, on the consolidated statements of operations.

Note 17. Geographic Information

Our portfolio is comprised of domestic and international investments. At December 31, 2023, our international investments were comprised of investments in Poland, the United Kingdom, and Norway. No international tenant or country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2023, 2022, or 2021, or at least 10% of our total long-lived assets at December 31, 2023 or 2022. One domestic tenant comprised 17.9%, 20.2%, and 22.1% of our total lease revenues for the years ended December 31, 2023, 2022, and 2021, respectively, and 14.4% and 13.3% of our total long-lived assets at December 31, 2023 and 2022, respectively. The following tables present geographic information (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues
Domestic	$159,808	$142,767	$134,479
International	15,157	13,447	13,427
Total	$174,965	$156,214	$147,906

	December 31,
	2023	2022
Long-lived Assets (a)
Domestic	$1,025,078	$1,181,943
International	146,747	162,743
Total	$1,171,825	$1,344,686
__________
(a)Consists of Net investments in real estate.

Net Lease Office Properties 2023 10-K – 74

Notes to Consolidated Financial Statements
Note 18. Subsequent Events

Disposition

In January 2024, we sold one property for gross proceeds of $10.5 million (Note 7).

Non-Recourse Mortgage Guarantee

In January 2024, the lender that did not consent to release WPC as guarantor of a non-recourse mortgage loan with a principal balance of approximately $19 million (Note 11) notified us that we were in default of the loan. The lender has not accelerated the principal payment schedule and we are working with them on a resolution, which we expect to be finalized during the year ending December 31, 2024.

Non-Recourse Mortgage Non-Payment

A non-recourse mortgage loan with an outstanding principal balance of $13.2 million as of December 31, 2023 and a maturity date of January 6, 2024 has not been repaid as of the date of this Report.

Net Lease Office Properties 2023 10-K – 75

NET LEASE OFFICE PROPERTIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022, and 2021
(in thousands)

Description	Balance at Beginning of Period	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2023
Valuation reserve for deferred tax assets	$7,129	$3,431	$(751)	$9,809

Year Ended December 31, 2022
Valuation reserve for deferred tax assets	$6,011	$1,789	$(671)	$7,129

Year Ended December 31, 2021
Valuation reserve for deferred tax assets	$3,824	$2,285	$(98)	$6,011

Net Lease Office Properties 2023 10-K – 76

NET LEASE OFFICE PROPERTIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements (Office Property Locations)
Raleigh, NC	$1,259	$1,638	$1,255	$2	$(780)	$828	$1,287	$2,115	$1,143	1983	Jan. 1998	20 yrs.
King of Prussia, PA	1,582	1,219	6,283	1,295	—	1,219	7,578	8,797	4,824	1968	Jan. 1998	40 yrs.
Collierville, TN	27,600	3,154	70,038	3,513	(14,386)	—	62,319	62,319	26,164	1999	Jan. 1998	40 yrs.
Bridgeton, MO	1,095	842	4,762	2,523	(196)	842	7,089	7,931	4,575	1972	Jan. 1998	40 yrs.
Rio Rancho, NM	3,011	1,190	9,353	5,866	(238)	2,287	13,884	16,171	8,141	1999	Jul. 1998	40 yrs.
Moorestown, NJ	1,847	351	5,981	1,690	1	351	7,672	8,023	5,094	1964	Feb. 1999	40 yrs.
Venice, CA	18,958	2,032	10,152	13,160	1	2,032	23,313	25,345	9,776	1991	Sep. 2004	40 yrs.
Fort Worth, TX	21,776	4,600	37,580	327	—	4,600	37,907	42,507	13,150	2003	Feb. 2010	40 yrs.
St. Petersburg, FL	3,728	1,466	15,207	3,847	—	1,466	19,054	20,520	6,557	1999	Sep. 2012	30 yrs.
Yardley, PA	6,996	1,726	12,781	4,378	—	1,726	17,159	18,885	6,263	2002	Sep. 2012	30 yrs.
San Marcos, TX	955	440	688	—	—	440	688	1,128	244	2000	Sep. 2012	31 yrs.
Playa Vista, CA	21,754	3,857	35,800	—	—	3,857	35,800	39,657	12,647	1999	Sep. 2012	40 yrs.
Odessa, TX	—	196	1,864	—	—	196	1,864	2,060	21	2000	Sep. 2012	29 yrs.
San Marcos, TX	—	656	6,723	—	—	656	6,723	7,379	77	1996	Sep. 2012	29 yrs.
Corpus Christi, TX	—	764	1,823	—	—	764	1,823	2,587	21	2000	Sep. 2012	29 yrs.
Waco, TX	—	473	2,058	—	—	473	2,058	2,531	24	1969	Sep. 2012	29 yrs.
Quincy, MA	6,379	2,316	21,537	127	—	2,316	21,664	23,980	6,137	1989	Jun. 2013	40 yrs.
Scottsdale, AZ	19,550	22,300	42,329	11,380	—	22,300	53,709	76,009	4,315	1977	Jan. 2014	34 yrs.
Southfield, MI	1,096	1,726	4,856	89	—	1,726	4,945	6,671	1,585	1985	Jan. 2014	31 yrs.
Houston, TX	1,438	522	7,448	227	—	522	7,675	8,197	2,905	1999	Jan. 2014	27 yrs.
Chandler, AZ	7,062	5,318	27,551	105	—	5,318	27,656	32,974	7,843	2000	Mar. 2014	40 yrs.
Stavanger, Norway	—	10,296	91,744	—	(39,734)	6,347	55,959	62,306	13,320	1975	Aug. 2014	40 yrs.
Houghton-le-Spring, United Kingdom	—	2,912	30,140	—	(6,084)	2,375	24,593	26,968	5,827	2007	Aug. 2015	40 yrs.
Roseville, MN	8,689	2,560	16,025	435	—	2,560	16,460	19,020	2,816	2001	Nov. 2017	40 yrs.
The Woodlands, TX	6,430	1,697	52,289	—	(29,342)	645	23,999	24,644	6,923	2009	Oct. 2018	40 yrs.
Hoffman Estates, IL	10,193	5,550	14,214	—	—	5,550	14,214	19,764	1,951	2009	Oct. 2018	40 yrs.
Tampa, FL	5,508	2,025	31,821	1,557	—	2,025	33,378	35,403	4,503	1985	Oct. 2018	40 yrs.
Tampa, FL	875	1,864	18,022	185	—	1,864	18,207	20,071	2,469	1985	Oct. 2018	40 yrs.
Hartland, WI	1,999	1,454	6,406	—	—	1,454	6,406	7,860	933	2001	Oct. 2018	40 yrs.
Houston, TX	1,503	2,136	2,344	—	—	2,136	2,344	4,480	373	1982	Oct. 2018	40 yrs.
Martinsville, VA	2,252	1,082	8,108	—	—	1,082	8,108	9,190	1,178	2011	Oct. 2018	40 yrs.
Eagan, MN	1,092	1,470	—	—	(951)	519	—	519	—	2005	Oct. 2018	40 yrs.
Eagan, MN	8,263	4,312	32,878	—	(19,216)	1,524	16,450	17,974	4,705	1969	Oct. 2018	40 yrs.

Net Lease Office Properties 2023 10-K – 77

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Eagan, MN	9,853	2,654	19,287	—	—	2,654	19,287	21,941	2,716	1982	Oct. 2018	40 yrs.
Eagan, MN	9,583	3,112	15,419	—	—	3,112	15,419	18,531	2,201	2001	Oct. 2018	40 yrs.
Eagan, MN	7,872	3,396	16,754	—	(6,832)	2,088	11,230	13,318	2,419	1985	Oct. 2018	40 yrs.
Warrenville, IL	5,756	3,662	23,711	—	—	3,662	23,711	27,373	3,241	2002	Oct. 2018	40 yrs.
Houston, TX	24,610	23,161	104,266	2,290	—	23,161	106,556	129,717	13,885	1973	Oct. 2018	40 yrs.
Auburn Hills, MI	3,118	1,910	6,773	272	—	1,910	7,045	8,955	956	2012	Oct. 2018	40 yrs.
Tempe, AZ	13,184	—	19,533	—	(1,265)	—	18,268	18,268	2,668	2000	Oct. 2018	40 yrs.
Krakow, Poland	—	2,381	6,212	—	(259)	2,309	6,025	8,334	837	2003	Oct. 2018	40 yrs.
Plymouth, MN	8,280	2,871	26,353	741	—	2,871	27,094	29,965	3,747	1999	Oct. 2018	40 yrs.
San Antonio, TX	7,866	3,094	16,624	—	—	3,094	16,624	19,718	2,315	2002	Oct. 2018	40 yrs.
Oak Creek, WI	5,549	2,858	11,055	—	—	2,858	11,055	13,913	1,624	2000	Oct. 2018	40 yrs.
Morrisville, NC	9,879	2,374	30,140	2,650	—	2,374	32,790	35,164	4,273	1998	Mar. 2019	40 yrs.
Norcross, GA	2,545	1,795	2,676	—	—	1,795	2,676	4,471	95	1999	Aug. 2022	40 yrs.
Farmington Hills, MI	6,087	2,195	5,213	—	—	2,195	5,213	7,408	185	2001	Aug. 2022	40 yrs.
Eagan, MN	8,704	1,298	7,445	—	—	1,298	7,445	8,743	264	2013	Aug. 2022	40 yrs.
Plymouth, MN	25,213	4,624	29,243	—	—	4,624	29,243	33,867	1,038	1982	Aug. 2022	40 yrs.
Plano, TX	21,512	3,667	28,073	—	—	3,667	28,073	31,740	996	2001	Aug. 2022	40 yrs.
Jacksonville, FL	9,488	2,084	6,673	—	—	2,084	6,673	8,757	237	2001	Aug. 2022	40 yrs.
Warrenville, IL	19,893	3,285	11,666	484	—	3,285	12,150	15,435	447	2001	Aug. 2022	40 yrs.
Coralville, IA	—	2,222	35,695	—	—	2,222	35,695	37,917	1,266	2015	Aug. 2022	40 yrs.
Oslo, Norway	43,798	15,763	33,250	27	(2,569)	14,937	31,534	46,471	1,120	2013	Aug. 2022	40 yrs.
	$435,680	$182,550	$1,086,121	$57,170	$(121,850)	$168,200	$1,035,791	$1,203,991	$213,034
__________
(a)Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to (i) impairment charges and (ii) changes in foreign currency exchange rates.
(c)Excludes (i) gross lease intangible assets of $411.5 million and the related accumulated amortization of $245.4 million, (ii) gross lease intangible liabilities of $26.8 million and the related accumulated amortization of $16.2 million, and (iii) net investments in sales-type leases of $10.5 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

Net Lease Office Properties 2023 10-K – 78

NET LEASE OFFICE PROPERTIES
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$1,287,547	$1,100,230	$1,103,382
Impairment charges	(57,607)	—	—
Dispositions	(35,287)	—	—
Reclassification to sales-type lease	(17,861)	—	—
Reclassification from direct financing leases	14,558	—	—
Capital improvements	13,398	4,723	577
Foreign currency translation adjustment	(757)	(14,273)	(3,729)
Acquisitions through CPA:18 Merger	—	196,867	—
Ending balance	$1,203,991	$1,287,547	$1,100,230

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$190,516	$163,836	$136,889
Depreciation expense	31,237	28,923	27,493
Dispositions	(4,782)	—	—
Reclassification to sales-type lease	(4,163)	—	—
Foreign currency translation adjustment	226	(2,243)	(546)
Ending balance	$213,034	$190,516	$163,836

At December 31, 2023, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.7 billion.

Net Lease Office Properties 2023 10-K – 79

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2023 at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no trustee or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Net Lease Office Properties 2023 10-K – 80

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Names of Trustees and Biographical Information

The names of our trustees, their ages and their titles are set forth in the table below:

Name	Age	Office
Jason E. Fox	50	Chair of the Board, Chief Executive Officer
Axel K.A. Hansing	81	Independent Trustee
Jean Hoysradt	73	Independent Trustee
John J. Park	59	Trustee
Richard J. Pinola	78	Lead Independent Trustee

The following are brief biographies describing the professional backgrounds of our trustees:

Jason E. Fox
Age: 50
Titles: Trustee and Chair of the Board (since November 2023), Chief Executive Officer (since October 2022)
Term of Service: November 2023 – Present

Professional Experience
•W. P. Carey Inc.: Chief Executive Officer (since 2018)

Other Current Public Company Boards
•W. P. Carey Inc.: Director (since 2018)

Former Public Company Boards
•Corporate Property Associates 18 – Global Incorporated: Director (2018–2022)
•Carey Watermark Investors Incorporated and Watermark Lodging Trust, Inc. (formerly known as Carey Watermark Investors 2 Incorporated): Director (2018-2020)
•Corporate Property Associates 17 – Global Incorporated: Director (2018)

Qualifications
Mr. Fox has a deep understanding of NLOP’s business and its strategies. He has been responsible for sourcing, negotiating and structuring acquisitions as Chief Executive Officer of W. P. Carey Inc. and the various programs it has managed for over two decades. As Trustee, Chair of the Board, and Chief Executive Officer, he oversees every aspect of NLOP’s business, making information about its day-to-day operations and insight into its broader strategies directly available to the Board of Trustees in its deliberations.

Axel K.A. Hansing
Age: 81
Titles: Independent Trustee, Chair of the Compensation Committee, Member of the Audit and Nominating and Corporate Governance Committees
Term of Service: November 2023 – Present

Professional Experience
•Coller Capital: Senior Advisor (since 2021), Senior Partner (2001-2021)

Former Public Company Boards
•W. P. Carey Inc.: Director (2011-2022), Member of the Nominating and Corporate Governance Committee (2012-2022), Member of the Investment Committee (2017-2022), Member of the Compensation Committee (2013-2016)

Net Lease Office Properties 2023 10-K – 81

Qualifications
As Senior Advisor of Coller Capital and former Director of W. P. Carey Inc., Mr. Hansing’s experience with international corporate real estate, investment banking and private equity investment qualifies him to serve on our Board of Trustees and as Chair of our Compensation Committee.

Jean Hoysradt
Age: 73
Titles: Independent Trustee, Chair of the Nominating and Corporate Governance Committee, Member of the Audit and Compensation Committees
Term of Service: November 2023 – Present

Professional Experience
•Mousse Partners Limited: Chief Investment Officer (2001-2015)
•New York Life Insurance Company: Senior Vice President and Head of the Investment and Treasury Departments (1991-2000)

Former Boards
•W. P. Carey Inc.: Director (2014-2023), Member of the Nominating and Corporate Governance Committee (2015-2016, 2021-2023), Member of the Compensation Committee (2015-2023), Member of the Audit Committee (2016) and Member of the Investment Committee (2018-2020)

Qualifications
Ms. Hoysradt’s investment expertise, forty-five years of international and domestic real estate experience, executive leadership and corporate governance background qualify her to serve on our Board of Trustees and as Chair of our Nominating and Corporate Governance Committee.

John J. Park
Age: 59
Title: Trustee
Term of Service: November 2023 – Present

Professional Experience
•W. P. Carey Inc.: President (since 2018), Director of Strategy and Capital Markets (2016-2017)

Former Public Company Boards
•Watermark Lodging Trust, Inc. (formerly known as Carey Watermark Investors 2 Incorporated): Director (2020)

Qualifications
Mr. Park’s wealth of knowledge related to mergers and acquisitions, capital market activities and strategic development qualify him to serve on our Board of Trustees.

Richard J. Pinola
Age: 78
Titles: Lead Independent Trustee, Chair of the Audit Committee and Member of the Compensation and Nominating and Corporate Governance Committees
Term of Service: November 2023 – Present

Professional Experience
•Fortuna Capital Advisors: Co-Founder and Principal (2008-2023)
•Right Management Consultants: Director (1990-2004), Chief Executive Officer (1992-2004), Chair (1994-2004)

Former Public Company Boards
•Fortuna Capital Advisors: Independent Director (2008-2023)
•Corporate Property Associates 18 – Global Incorporated: Director (2013-2022), Chair of the Audit Committee (2014-2022)
•Corporate Property Associates 17 – Global Incorporated: Director (2010-2018), Chair of the Audit Committee (2014-2018), Non-Executive Chairperson of the Board (2017-2018)

Net Lease Office Properties 2023 10-K – 82

•Bankrate: Director (2011-2017, 2004-2009)

Qualifications
Mr. Pinola’s broad executive and board experience and his background as a licensed Certified Public Accountant qualify him to serve on our Board of Trustees, as Lead Independent Trustee and Chair of the Audit Committee.

Names of Named Executive Officers and Biographical Information

We are externally managed and advised by our Advisor. All our current named executive officers are employees of our Advisor or one or more of its affiliates. The names of our named executive officers, their ages and their titles are set forth in the table below:

Name	Age	Office
Jason E. Fox	50	Chair of the Board, Chief Executive Officer
ToniAnn Sanzone	46	Chief Financial Officer

The following are brief biographies describing the backgrounds of our named executive officers:

Jason E. Fox
Age: 50
Titles: Trustee and Chair of the Board (November 2023), Chief Executive Officer (since October 2022)
Mr. Fox became our Chief Executive Officer in October 2022. Because he is also a trustee and the Chair of the Board, his biography appears above.

ToniAnn Sanzone
Age: 46
Title: Chief Financial Officer (since September 2023)

Professional Experience
•W. P. Carey Inc.: Chief Financial Officer (since 2017), Interim Chief Financial Officer (2016-2017), Chief Accounting Officer (2015-2016), Global Corporate Controller (2013-2015)
•Corporate Property Associates 18 – Global Incorporated: Chief Financial Officer (2019-2022 and 2016-2017), Chief Accounting Officer (2015-2017)

Qualifications
Ms. Sanzone oversees NLOP’s vital financial and risk mitigation functions in the United States and Europe, including accounting and financial reporting, corporate finance, information technology, internal audit, tax and treasury. She also serves as Chief Financial Officer of W. P. Carey Inc. Before joining W. P. Carey Inc., Ms. Sanzone served as Corporate Controller and in various other capacities at iStar Inc. (NYSE: STAR), a publicly traded REIT, from 2006 to 2013 and held various accounting and financial reporting roles at Bed Bath and Beyond, Inc. (NASDAQ: BBBY) from 2004 to 2006. Ms. Sanzone also occupied various positions in the assurance and advisory services practice of Deloitte LLP from 1998 to 2004 and is a Certified Public Accountant.

Family Relationships

There are no family relationships between any of our trustees or named executive officers.

Legal Proceedings

None of our trustees or named executive officers has been involved in any events enumerated under Item 401(f) of Regulation S-K under the Securities Act of 1933, as amended, during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our trustees or named executive officers.

Board of Trustees Composition

Our Board of Trustees was constituted immediately prior to the Spin-Off on November 1, 2023.

Net Lease Office Properties 2023 10-K – 83

Our Board of Trustees is divided as equally as possible into three separate classes designated as Class I, Class I and Class III, respectively. The initial terms of the Class I, Class II and Class III trustees expire at the first, second and third annual meetings of shareholders, respectively, held following the Spin-Off. Initially, shareholders will elect only one class of trustees each year. Shareholders will elect successors to the Class I trustees for a two-year term and successors upon the expiration of the terms of the initial trustees of each class. Commencing with the 2027 annual meeting of shareholders, each trustee shall be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies. Our Board of Trustees is divided among the three classes as follows:

•The Class I trustees are Axel K. A. Hansing and Jean Hoysradt;
•The Class II trustees are Richard J. Pinola and John J. Park; and
•The Class III trustee is Jason E. Fox.

Our Board of Trustees’ three standing committees, each of which is made up solely of independent trustees, are the Audit, Compensation, and Nominating and Corporate Governance Committees as described below. All standing committees are governed by Board of Trustees approved charters, which are available on our website at www.nloproperties.com.

Board of Trustees Independence

Our Board of Trustees has determined that each of our current trustees, except for Jason E. Fox and John J. Park, has no material relationship with us (either directly or indirectly through an immediate family member or as a partner, shareholder or officer of an organization that has a relationship with us) and is “independent” within the meaning of our trustee independence standards and NYSE independence standards. Our Board of Trustees established and employed categorical standards, which mirror NYSE independence requirements, in determining whether a relationship is material and thus would disqualify a trustee from being independent.

Non-Executive Lead Independent Trustee of the Board of Trustees

The positions of Lead Independent Trustee of the Board of Trustees and Chief Executive Officer are separate in recognition of the differences between the two roles. Richard J. Pinola serves as the Board of Trustees’ Non-Executive Lead Independent Trustee, while Jason E. Fox serves as our Chief Executive Officer. The Board of Trustees believes this is the most appropriate structure for us at this time and encourages the free and open dialogue of competing views while providing for strong checks and balances. In addition, this structure permits the Lead Independent Trustee to serve as a liaison between the Board of Trustees, including the independent trustees on the Board of Trustees, and our executive management, and permits the Chief Executive Officer focus more time on our operations, dispositions and strategic planning.

Among other things, the Lead Independent Trustee presides at all executive sessions of the independent trustees, reviews Board of Trustees meeting agendas and assists in the recruitment and selection of new trustees.

Board of Trustees Role in Risk Oversight

Our Board of Trustees has overall responsibility for risk oversight with a focus on the more significant risks facing our company. The Board of Trustees reviews and oversees the enterprise risk management (“ERM”) program implemented by our Advisor as it relates to our business, which is designed to effectively and efficiently identify and assess the Advisor’s visibility into critical company risks and to facilitate the incorporation of risk considerations into decision making. The ERM program does this by defining risks facing the company and bringing together the Advisor and the Board of Trustees to discuss these risks. This promotes visibility and constructive dialogue around risk at the Advisor and Board of Trustees levels, and facilitates appropriate risk response strategies. Throughout the year, as part of the ERM program, the Advisor and the Board of Trustees jointly discuss major risks that face our business.

While the Board of Trustees oversees the overall risk management process for NLOP, each of the Board of Trustees’ committees also assists the Board of Trustees in this oversight with respect to the following risks:

•Our Audit Committee oversees our risk policies and processes relating to the financial statements and financial reporting procedures, focusing on internal controls, as well as risks arising from related party transactions, key credit risks, liquidity risks, cybersecurity risks, information technology risks, data privacy risks, market risks and compliance, and the guidelines, policies and procedures for monitoring and mitigating those risks and discusses major enterprise-level risk exposures;

Net Lease Office Properties 2023 10-K – 84

•Our Compensation Committee monitors potential risks associated with our equity incentive plan; and
•Our Nominating and Corporate Governance Committee oversees the risk related to the relationship with our Advisor, including evaluating the performance of our Advisor under the NLOP Advisory Agreements, as well as risks associated with our governance structure.

By assigning such responsibilities, the Board of Trustees believes it can more effectively identify and address risk. Throughout the year, the Board of Trustees, and each of the Board of Trustees’ committees will review and discuss specific risk topics in significant detail in their respective meetings.

Committees of the Board of Trustees

Audit Committee and Audit Committee Financial Expert

Our Board of Trustees has established a standing Audit Committee. The Audit Committee meets regularly and throughout the year, as necessary. The Audit Committee’s primary function is to assist our Board of Trustees in monitoring the integrity of our financial statements, the compliance with legal and regulatory requirements and independence qualifications, and the performance of our internal audit function and our Independent Registered Public Accounting Firm, per the Audit Committee charter. The Trustees who serve on the Audit Committee are all “independent” as defined in our Bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The Audit Committee is comprised of Richard J. Pinola (Chair), Axel K.A. Hansing and Jean Hoysradt. Our Board of Trustees has determined that Mr. Pinola, an independent trustee, is a “financial expert” as defined in Item 407 of Regulation S-K under the Securities Act. Our Board of Trustees adopted a formal written charter for the Audit Committee, which can be found on our website (www.nloproperties.com) in the “Governance Documents” section.

Compensation Committee

Our Board of Trustees has established a standing Compensation Committee. The Compensation Committee meets regularly and throughout the year, as necessary. The Compensation Committee’s primary function is to assist our Board of Trustees in reviewing the compensation of members of our Board of Trustees, reviewing and approving or making recommendations to the Board of Trustees regarding our incentive compensation and equity-based plan arrangements and evaluating the Chief Executive Officer and other executive officers per the Compensation Committee charter. The trustees who serve on the Compensation Committee are all “independent” as defined in our Bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The Compensation Committee is comprised of Axel K.A. Hansing (Chair), Jean Hoysradt and Richard J. Pinola. Our Board of Trustees adopted a formal written charter for the Compensation Committee, which can be found on our website (www.nloproperties.com) in the “Governance Documents” section.

Nominating and Corporate Governance Committee

Our Board of Trustees has established a standing Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee meets regularly and throughout the year, as necessary. The Nominating and Corporate Governance Committee’s primary function is providing counsel to our Board of Trustees regarding the performance of the Advisor, conducting an annual review of and approve goals and objectives relating to the Advisor under the Advisory Agreement, developing and reviewing the qualifications and competencies required for membership on the Board of Trustees, reviewing and interviewing qualified candidates to serve on the Board of Trustees, overseeing structure, membership and rotation of the committees of the Board of Trustees and reviewing and considering developments in corporate governance to ensure that best practices are being followed and board refreshment. The Trustees who serve on the Nominating and Corporate Governance Committee are all “independent” as defined in our Bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The Nominating and Corporate Governance Committee is comprised of Jean Hoysradt (Chair), Axel K.A. Hansing and Richard J. Pinola. Our Board of Trustees adopted a formal written charter for the Nominating and Corporate Governance Committee, which can be found on our website (www.nloproperties.com) in the “Governance Documents” section.

Meetings and Attendance

Although we have no policy with regard to attendance of our trustees at our annual meeting of shareholders, it is customary for, and we expect, all trustees to attend.

Net Lease Office Properties 2023 10-K – 85

To ensure free and open discussion among the independent directors, only independent trustees attend executive sessions of our Board of Trustees and Committee meetings unless, under certain circumstances, management is invited.

Following the Spin-Off, the Board of Trustees held two meetings in 2023.

Communications with the Board of Trustees

Shareholders and other interested parties may communicate with the Lead Trustee of our Board of Trustees or with the non-employee trustees, as a group, by either of the following methods:

Email:
IR@nloproperties.com

Mail:
Lead Trustee of the Board of Trustees
c/o Net Lease Office Properties Corporate Secretary
One Manhattan West
395 9th Avenue, 58th Floor
New York, New York 10001
All appropriate correspondence will be promptly forwarded by the Corporate Secretary to the Lead Trustee of our Board of Trustees.

Corporate Governance

We believe a company’s reputation for integrity and serving its shareholders responsibly is of critical importance. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.

Code of Ethics

Our Board of Trustees adopted the Code of Business Conduct and Ethics to codify and formalize specific policies and principles that help ensure our business is conducted in accordance with the highest standards of ethical behavior. Our Advisor conducts annual training with its employees regarding ethical behavior and requires all employees to acknowledge the terms of and abide by our Code of Business Conduct and Ethics. The full text of our Code of Business Conduct and Ethics is available on our website at www.nloproperties.com. We will disclose any future amendments to, or waivers of, specific provisions of our Code of Business Conduct and Ethics applicable to our officers and trustees on our website within five business days following such amendment or waiver or as otherwise required by the SEC or the NYSE.

Corporate Governance Guidelines

Our Advisor is charged with assessing and managing risks associated with our business on a day-to-day basis. We rely on our Advisor’s internal processes to identify, manage and mitigate material risks and to communicate with our Board of Trustees or Audit Committee, as appropriate. Our Board of Trustee’s role is to oversee our Advisor’s execution of these responsibilities and to assess our Advisor’s approach to risk management on our behalf. In order to review and understand risk identification, management and mitigation strategies, our Board of Trustees and our Audit Committee will receive reports at their regular meetings from representatives of our Advisor on areas of material risk to us. The full text of our Corporate Governance Guidelines is available on our website at www.nloproperties.com.

Related Person Transaction Policy

Our Board of Trustees adopted the Related Person Transaction Policy and Procedures to comply with Item 404 of Regulation S-K and covers existing or proposed transactions, arrangements or relationships in which NLOP was, is, or will be a participant, the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. The Company reviews all known transactions, arrangements and relationships in which NLOP and a related person are or will be participants to determine whether such transactions, arrangements and relationships constitute related person transactions. This policy is administered by our Audit Committee.

Net Lease Office Properties 2023 10-K – 86

Insider Trading Policy

Our Board of Trustees adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our officers, trustees, directors and employees of NLOP and the Advisor. We believe our Insider Trading Policy is reasonably designed to promote compliance with relevant insider trading laws, rules and regulations, and any listing standards applicable to us.

Indemnification Agreements

We have entered into an indemnification agreement with each of our trustees and executive officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to trustees or executive officers, we have been informed that, in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

We have purchased and maintain insurance on behalf of all of our trustees and executive officers against liability asserted against or incurred by them in their official capacities, whether or not we are required to have the power to indemnify them against the same liability.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our trustees, executive officers and persons who beneficially own more than 10 percent of our common shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our common shares. Based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during our fiscal year ended December 31, 2023 all filing requirements applicable to the Reporting Persons were timely met.

Item 11. Executive and Trustee Compensation.

2023 Compensation of Named Executive Officers

We have no employees to whom we pay salaries. We do not intend to pay any annual compensation to our named executive officers for their services as officers; however, we will reimburse our Advisor a base administrative amount of approximately $4.0 million annually, for certain administrative services, including for the services of its personnel, including those who serve as our officers, pursuant to the Advisory Agreement.

2023 Independent Trustee Compensation Table

The following table sets forth information concerning the total compensation of the individuals who served as non-employee trustees during 2023, including service on all committees of the Board of Trustees, as described above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Axel K.A. Hansing (2)	52,500	99,999	152,499
Jean Hoysradt (3)	52,500	99,999	152,499
Richard J. Pinola (4)	58,750	99,999	158,749
__________
1.Amounts reflect the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) with respect to awards of 9,551 restricted stock units received on November 2, 2023. There were no option awards, non-equity incentive compensation, or non-qualified deferred compensation granted to the non-employee trustees during 2023. The grant date fair value per share of these restricted stock units, computed in accordance with FASB ASC Topic 718, was $10.47. The assumptions on which these valuations are based are set forth in Note 14 of this Report. The restricted stock units vest in full on the first anniversary of the grant date.
2.Mr. Hansing became a trustee in November 2023 and received a pro-rated cash payment of $50,000 as a quarterly retainer and a pro-rated cash payment of $2,500 for his role as Compensation Committee Chair.

Net Lease Office Properties 2023 10-K – 87

3.Ms. Hoysradt became a trustee in November 2023 and received a pro-rated cash payment of $50,000 as a quarterly retainer and a pro-rated cash payment of $2,500 for her role as Nominating and Corporate Governance Chair.
4.Mr. Pinola became a trustee in November 2023 and received a pro-rated cash payment of $50,000 as a quarterly retainer, a pro-rated cash payment of $3,750 for his role as Audit Committee Chair and a pro-rated cash payment of $5,000 for his role as Lead Trustee.

2023 Incentive Award Plan

We adopted the Net Lease Office Properties and NLO OP LLC 2023 Incentive Award Plan (the “2023 Incentive Award Plan”), under which we may grant cash and equity incentive awards to eligible service providers to attract, motivate and retain the talent for which we compete.

Administration

Our Board of Trustees administers the 2023 Incentive Award Plan for non-employee trustees’ awards and by the Compensation Committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our trustees and/or officers (our Board of Trustees and such committees, referred to collectively as the “plan administrator”), subject to certain limitations that may be imposed under Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to administer the 2023 Incentive Award Plan, including the authority to select award recipients, determine the nature and amount of each award, and determine the terms and conditions of each award. The plan administrator will also have the authority to make all determinations and interpretations, prescribe all forms for use, and adopt rules for administering the 2023 Incentive Award Plan subject to its express terms and conditions.

Eligibility

Any employee or consultant of NLOP, NLO OP LLC or any subsidiary and any non-employee trustee of NLOP is eligible to participate in the 2023 Incentive Award Plan as selected by the plan administrator in its discretion.

Share Authorization

The 2023 Incentive Award Plan provides that the maximum aggregate number of our common shares that may be issued under the 2023 Incentive Award Plan will be 750,000 common shares. The maximum number of common shares that may be issued in connection with awards of incentive stock options (“ISOs”) under the 2023 Incentive Award Plan is 1,500,000 common shares. Each LTIP unit of NLO OP LLC subject to an award will count as one common share for purposes of calculating the aggregate number of common shares available for issuance under the 2023 Incentive Award Plan and for purposes of calculating the individual award limits under the 2023 Incentive Award Plan.

If any common shares subject to an award under the 2023 Incentive Award Plan are forfeited, expire or are settled for cash, any common shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2023 Incentive Award Plan. However, the following common shares may not be used again for grant under the 2023 Incentive Award Plan: (1) common shares tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) common shares subject to a stock appreciation right (“SAR”) that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) common shares purchased on the open market with the cash proceeds from the exercise of options.

To the extent permitted under applicable securities exchange rules without shareholder approval, awards granted under the 2023 Incentive Award Plan in connection with the assumption, replacement, conversion or adjustment of outstanding equity awards in the context of a corporate acquisition or merger will not reduce the common shares authorized for grant under the 2023 Incentive Award Plan.

The maximum number of common shares that may be subject to one or more awards granted to any one participant pursuant to the 2023 Incentive Award Plan during any calendar year is 850,000 common shares, and the maximum amount that may be paid under a cash award per the 2023 Incentive Award Plan to any one participant during any calendar year period is $10,000,000. The sum of any cash compensation and the value (determined as of the date of grant under applicable accounting standards) of awards granted to any non-employee trustee during any calendar year may not exceed $1,000,000.

Net Lease Office Properties 2023 10-K – 88

Awards

The 2023 Incentive Award Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), other incentive awards, LTIP units and SARs. All awards under the 2023 Incentive Award Plan are set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. In the case of a participant’s death, disability, retirement, involuntary termination, or connection with a change in control, the plan administrator may at any time provide that an award will become immediately vested and fully or partially exercisable. Awards will be settled in our common shares or cash, as determined by the plan administrator.

•Restricted Stock Units. Restricted stock units (“RSUs”) are contractual promises to deliver our common shares (or the fair market value of such common shares in cash) in the future, which may also remain forfeitable unless and until specified vesting conditions are met. RSUs generally may not be sold or transferred until vesting conditions are removed or expired. The common shares underlying RSUs will not be issued until the RSUs have vested, and recipients of RSUs generally will have no voting or dividend rights prior to the time the RSUs are settled in common shares unless the RSU includes a dividend equivalent right (in which case the holder may be entitled to dividend equivalent payments under certain circumstances, provided that such dividend equivalents remain forfeitable unless and until the underlying RSUs have vested). Delivery of the common shares underlying the RSUs may be deferred under the terms of the award or at the participant’s election if the plan administrator permits such a deferral. On the settlement date or dates, we will issue one unrestricted, fully transferable common share (or the fair market value of one such common share in cash) to the participant for each vested and nonforfeited RSU.

•Stock Options. Stock options provide for the purchase of our common shares in the future at an exercise price set on the grant date. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying common share on the date of grant (or 110% in the case of ISOs granted to certain significant shareholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant shareholders). Vesting conditions determined by the plan administrator may apply to stock options, including continued service, performance and/or other conditions.

•Restricted Stock. Restricted stock is an award of nontransferable common shares that remain forfeitable unless and until specified vesting conditions are met, including any dividends payable on the underlying common shares. Vesting conditions applicable to restricted stock may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine. In general, restricted stock may not be sold or otherwise transferred until all restrictions are removed or expired.

•SARs. SARs entitle their holder, upon exercise, to receive an amount equal to the appreciation of the common shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying common share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction), and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs, including continued service, performance and/or other conditions. SARs under the 2023 Incentive Award Plan will be settled in cash, common shares, or a combination of both, as determined by the administrator.

•Stock Payments. Stock payments are awards of fully vested common shares that may, but need not, be made in place of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

•Other Incentive Awards. Other incentive awards are awards of cash or common shares or any other award valued wholly or partially by referring to, or otherwise based on, common shares or other property. Other incentive awards may vest based on or be linked to any performance criteria determined by the plan administrator.

Net Lease Office Properties 2023 10-K – 89

•Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on our common shares and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payment dates during the period between a specified date and the date such award terminates or expires, as determined by the plan administrator. In addition, dividend equivalents with respect to an award that are based on dividends paid prior to the vesting of such award shall only be paid to the extent that the vesting conditions are subsequently satisfied and the underlying award vests.

•LTIP Units. LTIP units are awards of units of NLO OP LLC intended to constitute “profits interests” within the meaning of the relevant IRS Revenue Procedure guidance. LTIP Units may be granted under the 2023 Incentive Award Plan to the extent authorized under the operating agreement of NLO OP LLC.

Minimum Vesting Requirement

Awards granted under the 2023 Incentive Award Plan may not vest earlier than the first anniversary of such award’s date of grant, provided that awards that result in the issuance of an aggregate of up to 5% of the common share reserve under the 2023 Incentive Award Plan may be granted to any one or more participants without regard to such minimum vesting requirement. For purposes of awards granted to non-employee trustees, a vesting period will be deemed to be one year if it runs from the date of one annual meeting of our shareholders to the next annual meeting of our shareholders that occurs at least fifty weeks following the date of such first annual meeting. Such minimum vesting requirement will not preclude or limit any award or other arrangement (or any action by the plan administrator) from providing for accelerated vesting of such award in connection with or following a participant’s death, disability, retirement or involuntary termination or in connection with the occurrence of a change in control of our Company.

Certain Transactions

The plan administrator has broad discretion to take action under the 2023 Incentive Award Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common shares, such as share dividends, share splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our shareholders, known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2023 Incentive Award Plan and outstanding awards.

In the event of a “change in control” of our Company (as defined in the 2023 Incentive Award Plan), to the extent that the surviving entity declines to assume or substitute outstanding awards or it is otherwise determined that awards will not be assumed or substituted, all outstanding and unvested awards will become fully vested and exercisable in connection with the transaction (with performance-vesting awards vesting based on actual performance as of the date of such “change in control” with goals adjusted if the plan administrator determines, in its discretion, that adjustment is necessary or appropriate to reflect the shortened performance period, unless otherwise specified in an applicable award agreement).

Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments

The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the common share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw-back policy implemented by our Company to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2023 Incentive Award Plan are generally non-transferable prior to vesting. They are exercisable only by the participant unless otherwise provided by the plan administrator. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2023 Incentive Award Plan, the plan administrator may, at its discretion, accept cash or check, our common shares that meet specified conditions, a “market sell order” or other consideration as it deems suitable.

Plan Amendment and Termination

Our Board of Trustees may amend or terminate the 2023 Incentive Award Plan at any time; however, except in connection with certain changes in our capital structure, shareholder approval will be required for any amendment that increases the aggregate number of common shares available under the 2023 Incentive Award Plan or any individual award limit under the 2023

Net Lease Office Properties 2023 10-K – 90

Incentive Award Plan, “reprices” any stock option or SAR, or cancels any stock option or SAR in exchange for cash or another award when the option or SAR price per common share exceeds the fair market value of the underlying common shares. In addition, no amendment, suspension or termination of the 2023 Incentive Award Plan may, without the consent of the affected participant, impair any rights or obligations under any previously granted award, unless the award itself otherwise expressly so provides. No ISO may be granted pursuant to the 2023 Incentive Award Plan after the tenth anniversary of the date on which our Board of Trustees adopts the 2023 Incentive Award Plan.

Additional REIT Restrictions

The 2023 Incentive Award Plan provides that no participant will be granted, become vested in the right to receive or acquire or be permitted to acquire, or will have any right to acquire, common shares under an award if such acquisition would be prohibited by the restrictions on ownership and transfer of our common shares contained in our declaration of trust or would impair our status as a REIT.

Clawback Policy

Our Board of Trustees adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback.

The Compensation Committee shall determine, in its sole discretion, the timing and method for promptly recouping such erroneously awarded compensation.

A copy of this policy has been filed as an exhibit to this Annual Report.

Share Ownership Guidelines

Our Board of Trustees has adopted the Net Lease Office Properties Share Ownership Guidelines. The Share Ownership Guidelines require the independent trustees to hold their initial grant of 9,551 restricted stock units, awarded pursuant to the Company’s 2023 Incentive Award Plan, until separation of service.

Compensation Committee Report

As noted above, we have no employees. The Compensation Committee has reviewed and discussed the Compensation of trustees with management. Based on such review and discussions, the Compensation Committee recommended to the Board, and the Board approved, that Trustee Compensation be included in this Annual Report for the year ended December 31, 2023.

COMPENSATION COMMITTEE
Axel K.A. Hansing, Chair
Jean Hoysradt
Richard J. Pinola

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose names appear under the heading Compensation Committee Report has been a Compensation Committee member since November 2023 when the Separation and Distribution of Net Lease Office Properties was completed. No member of the Compensation Committee during 2023 is or has been an executive officer of the Company, and no member of the Compensation Committee had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a trustee of the Company or member of the Compensation Committee during 2023.

Net Lease Office Properties 2023 10-K – 91

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of the Company’s Common Shares as of February 28, 2024 by all trustees and named executive officers on that date as a group, and each person known to the Company to own beneficially more than 5% of the Common Shares. Any fractional shares are rounded down to the nearest full share. None of the shares has been pledged as collateral.

Name of Beneficial Owner	Amount of Shares Beneficially Owned (#)	Percentage of Class (%)
The Vanguard Group (1) 100 Vanguard Blvd. Malvern, PA 19355	1,479,708	10.01%
Long Pond Capital, LP (2) 527 Madison Avenue, 15th Floor New York, NY 10022	1,086,462	7.35%
J. Goldman & Co., L.P. (3) 510 Madison Avenue, 26th Floor New York, NY 10022	1,035,861	7.01%
BlackRock, Inc. (4) 50 Hudson Yards New York, NY 10001	970,342	6.56%
Morgan Stanley (5) 1585 Broadway New York, NY 10036	759,044	5.13%
__________
1.The information for The Vanguard Group (“Vanguard”) is derived from a Schedule 13G/A, filed with the SEC on February 13, 2024, to report beneficial ownership as of December 29, 2023. Based on that filing, Vanguard was the beneficial owner of 1,479,708 shares of NLOP in the aggregate at that date. As of that date, Vanguard reported that it had sole dispositive power with respect to 1,446,488 shares of NLOP, shared dispositive power with respect to 33,220 shares of NLOP, and shared voting power with respect to 15,571 shares of NLOP.
2.The information for Long Pond Capital, LP (“Long Pond LP”) is derived from a Schedule 13G, filed with the SEC on February 13, 2024, to report beneficial ownership as of December 31, 2023. Based on that filing, Long Pond LP was the beneficial owner of 1,086,462 shares of NLOP in the aggregate as of that date, with shared dispositive power and shared voting power over all such shares.
3.The information for J. Goldman & Co., L.P. (“JGC”) is derived from a Schedule 13G, filed with the SEC on February 14, 2024, to report beneficial ownership as of December 31, 2023. Based on that filing, JGC was the beneficial owner of 1,035,861 shares of NLOP in the aggregate as of that date, with shared dispositive power and shared voting power over all such shares.
4.The information for BlackRock, Inc. is derived from a Schedule 13G filed with the SEC on February 2, 2024 to report beneficial ownership as of December 31, 2023. Based on that filing, BlackRock, Inc. was the beneficial owner of 970,342 shares of NLOP in the aggregate as of that date, with sole dispositive power over all such shares and sole voting power with respect to 900,438 shares of NLOP.
5.The information for Morgan Stanley is derived from a Schedule 13G, filed with the SEC on February 8, 2024, to report beneficial ownership as of December 31, 2023. Based on that filing, Morgan Stanley was the beneficial owner of 759,044 shares of NLOP in the aggregate as of that date. As of that date, Morgan Stanley reported that it had shared dispositive power with respect to 759,044 shares of NLOP and shared voting power with respect to 729,589 shares of NLOP.

Net Lease Office Properties 2023 10-K – 92

Name of Beneficial Owner	Amount of Shares Beneficially Owned (#) (1)	Percentage of Class (%)
Named Executive Officers
Jason E. Fox (2)	36,228	*
ToniAnn Sanzone	4,212	*
Non-Employee Trustees
Axel K.A. Hansing	1,130	*
Jean Hoysradt	1,345	*
John J. Park (3)	32,550	*
Richard J. Pinola	411	*
All Trustees and named executive officers as a Group (6 individuals)	75,876	*
__________
* Represents less than 1% of our common shares outstanding.

1.Beneficial ownership has been determined in accordance with the rules of the SEC and includes shares that each beneficial owner (or the trustees and named executive officers as a Group) has the right to acquire within 60 days of February 28, 2024. Except as noted, and except for any community property interest owned by spouses, the listed individuals have sole investment power and sole voting power as to all shares of which they are identified as being the beneficial owners.
2.The amount shown includes 76 shares of NLOP owned by Mr. Fox’s son and 5 shares of NLOP owned by his daughter.
3.The amount shown includes 37 shares of NLOP owned by one of Mr. Park’s sons, 37 shares of NLOP by the other of Mr. Park’s sons and 37 shares of NLOP owned by Mr. Park’s daughter.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

This section summarizes material agreements between us and certain related parties and agreements between us and our Advisor and certain of its subsidiaries that governs the ongoing relationships between the two companies. The agreements with our Advisor and/or certain of its subsidiaries provided for an orderly transition to our status as an independent, publicly traded company. Additional or modified agreements, arrangements and transactions, which will be negotiated at arm’s length, may be entered into between us and our Advisor and/or certain of its subsidiaries.

We operate pursuant to certain policies and procedures for the review, approval or ratification of our transactions with related persons. These policies include the following:

•Transactions with our Advisor. Except for transactions under the NLOP Advisory Agreements or as otherwise described in this Report, we will not purchase goods or services from our Advisor or its affiliates unless a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transactions approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
•Transactions with our Advisor and its Affiliates. We will not lease properties in which our Advisor, a trustee or any of their respective affiliates has an ownership interest without a determination by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the investment to our Advisor or its affiliates unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. We will not sell investments or lease properties to our Advisor, a trustee or any of their respective affiliates unless a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us.
•Loans. We will not make any loans to our Advisor, its affiliates or our trustees except loans to wholly owned subsidiaries. We may not borrow money from any of our trustees or our Advisor and its affiliates unless approved by a majority of our trustees (including a majority of the independent trustees) not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than loans between unaffiliated parties under the same circumstances.

Net Lease Office Properties 2023 10-K – 93

Agreements with our Advisor and its Subsidiaries

We and our Advisor operate as public entities. To govern certain ongoing relationships between us and our Advisor, we and our Advisor and/or certain of its subsidiaries entered into agreements pursuant to which certain services and rights are provided for, and we and our Advisor and/or certain of its subsidiaries indemnify each other against certain liabilities arising from our respective businesses. The following is a summary of the terms of the material agreements we entered into with our Advisor and/or certain of its subsidiaries.

Separation and Distribution Agreement

We and our Advisor entered into the Separation and Distribution Agreement. We and our Advisor and/or certain of its subsidiaries also entered into other agreements prior to the Spin-Off that effectuated the Separation and the Distribution, providing a framework for our relationship with our Advisor and providing for the allocation between us and our Advisor of our Advisor’s assets, liabilities and obligations (including its investments, property, and tax-related assets and liabilities) attributable to periods after our separation from our Advisor, such as the Tax Matters Agreement and the NLOP Advisory Agreements. The forms of the agreements listed above have been filed as exhibits to this Annual Report.

Tax Matters Agreement

We and our Advisor entered into a Tax Matters Agreement that governs the respective rights, responsibilities and obligations of our Advisor, we and applicable subsidiaries with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax covenants, tax indemnification, cooperation and information sharing. The Tax Matters Agreement provided (a) we and applicable subsidiaries generally assume liability for all taxes reported or required to be reported, on our tax return, (b) our Advisor assumes liability for all taxes reported or required to be reported, (i) on our Advisor’s tax return or (ii) any joint tax return involving both we and our Advisor and (c) we generally assume sole responsibility for any transfer taxes. Our obligations under the Tax Matters Agreement are not limited in amount or subject to any cap. If we are required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

NLOP Advisory Agreements

We entered into the NLOP Advisory Agreements with the Advisor, pursuant to which our Advisor provides us with strategic management services, including asset management, property disposition support and various related services. We pay management fees to our Advisor and reimburse our Advisor for certain expenses incurred in providing services to us. In 2023, we accrued expenses of $1.9 million and our Advisor accrued no expenses. Payments of management fees, including fees accrued from the date of the Spin-Off through the end of 2023, began in 2024.

Item 14. Principal Accounting Fees and Services.

Fees

The following table sets forth the approximate aggregate fees billed to Net Lease Office Properties during fiscal year 2023 by PricewaterhouseCoopers LLP, categorized in accordance with the rules and regulations of the SEC. No professional services were rendered to the Company by PwC during the year ended December 31, 2022, as we were not yet in existence.

December 31, 2023
Audit Fees (a)	$900,000
Audit-Related Fees	—
Tax Compliance Fees (b)	—
All Other Fees	—
Total Fees	$900,000
__________

Net Lease Office Properties 2023 10-K – 94

(a)Audit Fees: This category consists of fees for professional services rendered for the audit of the Company’s fiscal 2023 financial statements, the review of the financial statements included in the Company’s Quarterly Report on Form 10‑Q for the quarters ended September 30, 2023 and 2022, and other audit services. This category excludes $2.2 million billed to WPC and reimbursed by the Company for professional services rendered for the audits of the 2022 financial statements included in the Company’s Annual Report on Form 10-K and the audits of the 2021 and 2020 financial statements included in the Registration Statement on Form 10 (File No. 001-41812) filed with the SEC on October 4, 2023, the final version of which was included as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on October 11, 2023 (the “Form 10”).
(b)Tax Compliance Fees: This category excludes $0.7 million billed to WPC and reimbursed by the Company for tax compliance services rendered in connection with the Company’s Form 10.

Pre-approval by Audit Committee

The Audit Committee, or the Chair of the Audit Committee, must pre-approve any audit and non-audit service provided to the Company by the independent auditor unless the engagement is entered into pursuant to appropriate pre-approval policies established by the Audit Committee or if such service falls within available exceptions under SEC rules.

Net Lease Office Properties 2023 10-K – 95

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1*	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
2.2*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
3.1	Amended and Restated Declaration of Trust of Net Lease Office Properties	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
3.2	Amended and Restated Bylaws of Net Lease Office Properties	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
4.1	Description of Securities Registered under Section 12 of the Exchange Act	Filed herewith
10.1*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 7, 2023 and incorporated herein by reference
10.2*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.3*	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.4*	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower LLC and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.5*	Amendment dated November 1, 2023 to Loan Agreement dated September 20, 2023, by and among JP Morgan Chase Bank, N.A. and the borrowers named therein	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.6*	Amendment dated November 1, 2023 to Mezzanine Loan Agreement dated September 20, 2023, between NLO Mezzanine Borrower and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.7†	Net Lease Office Properties and NLO OP LLC 2023 Incentive Award Plan	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.8†	Form of Net Lease Office Properties and NLO OP LLC Restricted Stock Unit Award Agreement	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference

Net Lease Office Properties 2023 10-K – 96

Exhibit No.	Description	Method of Filing
10.9	Form of Indemnification Agreement entered into between Net Lease Office Properties and each of its trustees and executive officers	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	Clawback Policy	Filed herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________________
† The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.
* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

Net Lease Office Properties 2023 10-K – 97

Item 16. Form 10-K Summary.

None.

Net Lease Office Properties 2023 10-K – 98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	March 6, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer and Chair of the Board	March 6, 2024
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	March 6, 2024
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	March 6, 2024
Brian Zander	(Principal Accounting Officer)

/s/ Axel K.A. Hansing	Trustee	March 6, 2024
Axel K.A. Hansing

/s/ Jean Hoysradt	Trustee	March 6, 2024
Jean Hoysradt

/s/ John J. Park	Trustee	March 6, 2024
John J. Park

/s/ Richard J. Pinola	Trustee	March 6, 2024
Richard J. Pinola

Net Lease Office Properties 2023 10-K – 99