Form 10-Q
period 2024-03-31
Net Lease Office Properties
filed 2024-05-10
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,785,118 common shares of beneficial interest, $0.001 par value, outstanding at May 3, 2024.

Net Lease Office Properties 3/31/2024 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to inflation and increased interest rates, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 6, 2024 (the “2023 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

Net Lease Office Properties 3/31/2024 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate:
Land, buildings and improvements	$1,139,227	$1,203,991
Net investments in finance leases	—	10,522
In-place lease intangible assets and other	345,665	357,788
Above-market rent intangible assets	57,483	57,954
Investments in real estate	1,542,375	1,630,255
Accumulated depreciation and amortization	(457,349)	(458,430)
Net investments in real estate	1,085,026	1,171,825
Restricted cash	48,593	51,560
Cash and cash equivalents	39,753	16,269
Other assets, net	58,427	65,435
Total assets	$1,231,799	$1,305,089
Liabilities and Equity
Debt:
NLOP Mortgage Loan, net	$259,807	$266,844
NLOP Mezzanine Loan, net	108,038	106,299
Non-recourse mortgages, net	147,328	168,836
Debt, net	515,173	541,979
Accounts payable, accrued expenses and other liabilities	52,471	59,527
Below-market rent intangible liabilities, net	9,202	10,643
Deferred income taxes	3,346	10,450
Dividends payable	—	1,060
Total liabilities	580,192	623,659
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,785,118 and 14,620,919 shares, respectively, issued and outstanding	15	15
Additional paid-in capital	855,641	855,554
Distributions in excess of accumulated earnings	(170,813)	(142,960)
Accumulated other comprehensive loss	(37,618)	(35,600)
Total shareholders’ equity	647,225	677,009
Noncontrolling interests	4,382	4,421
Total equity	651,607	681,430
Total liabilities and equity	$1,231,799	$1,305,089

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2024 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Lease revenues	$38,314	$41,439
Income from finance leases	89	442
Other lease-related income	5,604	783
	44,007	42,664
Operating Expenses
Depreciation and amortization	17,970	17,738
Reimbursable tenant costs	6,200	6,829
Impairment charges — real estate	4,065	—
Property expenses, excluding reimbursable tenant costs	2,251	2,071
General and administrative	1,901	3,428
Asset management fees	1,804	—
Separation and distribution related costs and other	16	590
	34,207	30,656
Other Income and Expenses
Interest expense	(20,800)	(7,822)
Loss on sale of real estate, net	(15,776)	—
Other gains and (losses)	(821)	12
	(37,397)	(7,810)
(Loss) income before income taxes	(27,597)	4,198
Provision for income taxes	(224)	(437)
Net (Loss) Income	(27,821)	3,761
Net income attributable to noncontrolling interests	(21)	(18)
Net (Loss) Income Attributable to NLOP	$(27,842)	$3,743

Basic and Diluted (Loss) Earnings Per Share	$(1.88)	$0.26
Weighted-Average Shares Outstanding
Basic and Diluted	14,785,118	14,620,919

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2024 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net (Loss) Income	$(27,821)	$3,761
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(2,230)	131
Unrealized gain on derivative instruments	212	—
	(2,018)	131
Comprehensive (Loss) Income	(29,839)	3,892

Amounts Attributable to Noncontrolling Interests
Net income	(21)	(18)
Comprehensive income attributable to noncontrolling interests	(21)	(18)
Comprehensive (Loss) Income Attributable to NLOP	$(29,860)	$3,874

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2024 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2024	14,620,919	$15	$855,554	$(142,960)	$(35,600)	$677,009	$4,421	$681,430
Net income				(27,842)		(27,842)	21	(27,821)
Shares issued	164,199	—	12	(11)		1		1
Amortization of stock-based compensation expense			75			75		75
Distributions to noncontrolling interests						—	(60)	(60)
Other comprehensive loss:
Foreign currency translation adjustments					(2,230)	(2,230)		(2,230)
Unrealized gain on derivative instruments					212	212		212
Balance at March 31, 2024	14,785,118	$15	$855,641	$(170,813)	$(37,618)	$647,225	$4,382	$651,607

	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$(42,464)	$1,150,240	$1,107,776	$1,743	$1,109,519
Net income		3,743	3,743	18	3,761
Net transfers from parent		(17,375)	(17,375)		(17,375)
Contributions from noncontrolling interests			—	2,840	2,840
Other comprehensive income:
Foreign currency translation adjustments	131		131		131
Balance at March 31, 2023	$(42,333)	$1,136,608	$1,094,275	$4,601	$1,098,876

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 3/31/2024 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows — Operating Activities
Net (loss) income	$(27,821)	$3,761
Adjustments to net (loss) income:
Depreciation and amortization, including intangible assets and deferred financing costs	24,388	18,171
Loss on sale of real estate, net	15,776	—
Impairment charges — real estate	4,065	—
Amortization of rent-related intangibles and deferred rental revenue	(3,637)	976
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	1,342	238
Straight-line rent adjustments	777	(690)
Deferred income tax benefit	(123)	(411)
Stock-based compensation expense	75	775
Proceeds from sales of net investments in sales-type leases	10,392	—
Net changes in other operating assets and liabilities	1,159	(2,361)
Net Cash Provided by Operating Activities	26,393	20,459
Cash Flows — Investing Activities
Proceeds from sales of real estate	32,423	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(5,666)	(236)
Net Cash Provided by (Used in) Investing Activities	26,757	(236)
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(30,916)	(5,134)
Distributions paid	(1,071)	—
Distributions to noncontrolling interests	(60)	—
Other financing activities, net	10	—
Net transfers with Parent	—	(14,889)
Contributions from noncontrolling interests	—	2,840
Net Cash Used in Financing Activities	(32,037)	(17,183)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(596)	(59)
Net increase in cash and cash equivalents and restricted cash	20,517	2,981
Cash and cash equivalents and restricted cash, beginning of period	67,829	5,998
Cash and cash equivalents and restricted cash, end of period	$88,346	$8,979

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2024 10-Q – 7

NET LEASE OFFICE PROPERTIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NLOP operates as one segment, and through its subsidiaries, owns, operates, and finances office buildings. As of March 31, 2024, NLOP’s portfolio was comprised of full or partial ownership interests in 53 properties, net leased to 55 corporate tenants, totaling approximately 8.6 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 5.7 years.

Note 2. Basis of Presentation

Basis of Presentation

NLOP

For periods after November 1, 2023, the consolidated financial statements include the results of NLOP and all entities in which the Company has a controlling interest. Intercompany transactions and balances have been eliminated in consolidation.

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, which are included in the 2023 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Net Lease Office Properties 3/31/2024 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
Prior to the Spin-Off

For periods prior to November 1, 2023, the accompanying historical consolidated financial statements and related notes of NLOP do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of WPC’s consolidated financial statements and presented herein, in each case, in accordance with GAAP. Intercompany transactions and balances have been eliminated in combination. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In the opinion of management, the financial information for the periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows.

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

The consolidated financial statements also include an allocation of indirect costs and expenses incurred by WPC related to NLOP, primarily consisting of compensation and other general and administrative costs using the relative percentage of property annualized base rent (“ABR”) of NLOP and WPC management’s knowledge of NLOP. In addition, the consolidated financial statements reflect the allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to NLOP (Note 9); interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by NLOP as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the corporate interest expense on WPC unsecured debt (Note 9). The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had NLOP been a separate independent entity during the applicable periods. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had NLOP been a separate independent entity. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2023 Annual Report.

Net Lease Office Properties 3/31/2024 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At both March 31, 2024 and December 31, 2023, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(4,327)	(3,679)
Total assets	49,064	49,410

Total liabilities	$304	$304

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$39,753	$16,269
Restricted cash (a)	48,593	51,560
Total cash and cash equivalents and restricted cash	$88,346	$67,829
__________
(a)Amounts as of March 31, 2024 and December 31, 2023 include approximately $45.3 million and $48.4 million related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 9).

Net Parent Investment

In the consolidated statements of equity, the net parent investment represents WPC’s historical investment in NLOP prior to the Spin-Off, accumulated net earnings after taxes, and the net effect of transactions between NLOP and WPC.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the year. Diluted earnings per share reflects potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

Earnings per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period post Spin-Off. For the three months ended March 31, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the three months ended March 31, 2024. The calculation of basic and diluted earnings per share for any of the periods presented prior to the Spin-Off were based on the number of shares outstanding on November 1, 2023. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no NLOP stock-based awards outstanding prior to the Spin-Off.

Net Lease Office Properties 3/31/2024 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Note 3. Agreements and Transactions with Related Parties

Advisory Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, our Advisor provides us with strategic management services, including asset management, property disposition support, and various related services. We pay our Advisor an asset management fee that was initially set at an annual amount of $7.5 million and is being proportionately reduced each month following the disposition of each portfolio property. In addition, we reimburse our Advisor a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters.

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

Three Months Ended March 31, 2024
Asset management fees (a)	$1,804
Administrative reimbursements (b)	1,000
$2,804
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

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	March 31, 2024	December 31, 2023
Asset management fees payable	$595	$1,245
Administrative reimbursements payable and other	375	676
	$970	$1,921

Other Transactions with WPC

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

The following table presents amounts of shared costs that were allocated to NLOP (in thousands):

Three Months Ended March 31, 2023
General and administrative (a)	$3,424
Interest expense (b)	5,196
Total	$8,620
__________
(a)General and administrative fees are inclusive of expenses such as employee compensation and benefits, stock-based compensation and professional fees.
(b)NLOP’s income statement prior to the Spin-Off includes an allocation of interest expense associated with WPC unsecured debt utilized partially to fund property assets of NLOP.
Net Lease Office Properties 3/31/2024 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Net parent investment shown in the consolidated statements of equity include contributions from WPC, which are the result of treasury activities and net funding provided by WPC prior to the Spin-Off, and also includes the indirect costs and expenses allocated to NLOP by WPC as described in Note 2.

Other Transactions with Related Parties

At March 31, 2024, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Land	$159,937	$168,200
Buildings and improvements	979,290	1,035,791
Less: Accumulated depreciation	(206,401)	(213,034)
	$932,826	$990,957

During the three months ended March 31, 2024, the U.S. dollar strengthened against the British pound sterling, euro, and Norwegian Krone. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements decreased by $4.9 million from December 31, 2023 to March 31, 2024.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $7.1 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, we capitalized accrued costs of $0.8 million within Land, buildings and improvements related to capital expenditures at certain properties, which is a non-cash investing activity.

Dispositions of Properties

During the three months ended March 31, 2024, we sold one property, which was classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $46.7 million from December 31, 2023 to March 31, 2024 (Note 13).

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease income — fixed	$31,362	$33,966
Lease income — variable (a)	6,952	7,473
Total operating lease income	$38,314	$41,439
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Net Lease Office Properties 3/31/2024 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Other Lease-Related Income

For the three months ended March 31, 2024, other lease-related income on our consolidated statements of operations included lease termination income of $4.7 million recognized from one tenant.

In addition, for the three months ended March 31, 2024 and 2023, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $0.5 million and $0.4 million, respectively.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. Operating leases are not included in finance receivables.

Net Investments in Sales-Type Leases

One property was classified as a net investment in sales-type leases as of December 31, 2023. We had previously entered into an agreement to sell the property to the tenant occupying the property during the fourth quarter of 2023 and recognized a Loss on sale of real estate, net, of $8.3 million during the three months ended December 31, 2023 related to this transaction. During the three months ended March 31, 2024, we sold this property, which had an aggregate carrying value of $10.5 million as of December 31, 2023. Net investments in sales-type leases is summarized in the table below (in thousands):

	March 31, 2024	December 31, 2023
Lease payments receivable	$—	$10,614
	—	10,614
Less: unearned income	—	(92)
	$—	$10,522

At December 31, 2023, there was no reserve or estimate of credit loss on the financing leases.

Earnings from our net investments in sales-type leases were included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for the three months ended March 31, 2024. Prior to its reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

Net Investments in Direct Financing Leases

During the third quarter of 2023, we reclassified an investment classified as a direct financing lease (comprised of four properties) with an aggregate carrying value of $14.6 million from Net investments in direct finance leases to Land, buildings and improvements in connection with a change in lease classification due to an extension of the underlying lease. Income from this direct financing lease was $0.4 million for the three months ended March 31, 2023. We had no net investments in direct financing leases as of March 31, 2024 and December 31, 2023.

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

Our finance receivable internal credit quality rating was one as of December 31, 2023.

Net Lease Office Properties 3/31/2024 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Note 6. Intangible Assets and Liabilities

We have net lease intangibles that are being amortized over periods ranging from one year to 40 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Below-market rent intangibles are included in Below-market rent intangible liabilities, net in the consolidated financial statements.

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$341,443	$(216,236)	$125,207	$353,525	$(212,456)	$141,069
Above-market rent	57,483	(34,712)	22,771	57,954	(32,940)	25,014
Total intangible assets	$398,926	$(250,948)	$147,978	$411,479	$(245,396)	$166,083

Finite-Lived Intangible Liabilities
Below-market rent	$(25,042)	$15,840	$(9,202)	$(26,801)	$16,158	$(10,643)
Total intangible liabilities	$(25,042)	$15,840	$(9,202)	$(26,801)	$16,158	$(10,643)

During the three months ended March 31, 2024, the U.S. dollar strengthened against the British pound sterling, euro, and Norwegian krone, resulting in a decrease of $0.5 million in the carrying value of our net intangible assets from December 31, 2023 to March 31, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $11.7 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Note 7. Fair Value Measurements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps (Note 8).

Net Lease Office Properties 3/31/2024 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
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

Our material financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
NLOP Mortgage Loan, net (a) (b) (c)	3	$259,807	$280,160	$266,844	$291,358
NLOP Mezzanine Loan, net (a) (b) (c)	3	108,038	113,880	106,299	113,797
Non-recourse mortgages, net (a) (b) (c)	3	147,328	143,883	168,836	165,077
__________
(a)The carrying value of the NLOP Mortgage Loan, net includes unamortized deferred financing costs of $5.4 million and $6.7 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of the NLOP Mezzanine Loan, net includes unamortized deferred financing costs of $1.9 million and $2.4 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at December 31, 2023. There were no unamortized deferred financing costs on our Non-recourse mortgages, net as of March 31, 2024.
(b)The carrying value of the NLOP Mortgage Loan, net includes unamortized discount of $12.4 million and $15.3 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of the NLOP Mezzanine Loan, net includes unamortized discount of $4.4 million and $5.6 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $0.4 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively.
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

We estimated that our other financial assets and liabilities, excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2024 and December 31, 2023.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2023 Annual Report.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$13,710	$4,065	$—	$—
		$4,065		$—

Net Lease Office Properties 3/31/2024 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2024, were as follows (during the three months ended March 31, 2023, we did not incur any impairment charges):

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2024 — During the three months ended March 31, 2024, we recognized impairment charges totaling $4.1 million on two properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices.

Note 8. Risk Management and Use of Derivative Financial Instruments

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2023 Annual Report. At both March 31, 2024 and December 31, 2023, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate cap	Other assets, net	$428	$433
		428	433
Total derivatives		$428	$433

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023
Interest rate cap	$212	$—
Total	$212	$—

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships		2024	2023
Interest rate cap	Interest expense	$(215)	$—
Total		$(215)	$—

Net Lease Office Properties 3/31/2024 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. As of March 31, 2024, we estimate that an additional $0.9 million will be reclassified as Interest expense during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships		2024	2023
Interest rate cap	Interest expense	$(2)	$—
Total		$(2)	$—

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

The interest rate caps that our consolidated subsidiaries had outstanding at March 31, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2024
Designated as Cash Flow Hedging Instruments
Interest rate cap	1	335,000	USD	$428
				$428

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2024. At March 31, 2024, both our total credit exposure and the maximum exposure to any single counterparty was $0.4 million.

Note 9. Debt

Debt Facility

On September 20, 2023, in connection with the Spin-Off (Note 1), we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan with an original maturity on November 9, 2025, with two separate one-year extension options subject to certain conditions (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). Upon closing of the Spin-Off on November 1, 2023 (Note 1), the NLOP Financing Arrangements were drawn in full, and approximately $343.9 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

The NLOP Financing Arrangements were initially collateralized by the assignment of 40 of our previously unencumbered real estate properties. As of March 31, 2024, the NLOP Financing Arrangements were collateralized by 36 of our properties, following the dispositions of four properties in December 2023.

Net Lease Office Properties 3/31/2024 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
The NLOP Mortgage Loan bears interest at an annual rate of one-month forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”), subject to a floor of 3.85%, plus 5.0%. In addition, we entered into an interest rate cap agreement that limits our SOFR rate exposure to 5.35% (Note 8). The NLOP Mezzanine Loan bears interest at an annual rate of 14.5% (10.0% of which is required to be paid current on a monthly basis, and 4.5% of which is a payment-in-kind accrual, on a quarterly basis).

The NLOP Mortgage Loan is subject to certain deleveraging thresholds that require us to make repayments on the original loan balance totaling (i) 15% (or $50.3 million) on or prior to November 1, 2024, which is 12 months following the funding date of the loan; (ii) 25% (or $83.8 million) on or prior to November 1, 2025, which is 12 months following the initial deleveraging threshold of the loan, such that no less than 40% of the loan has been repaid, and (iii) in the event we exercise the first one-year extension option, 30% (or $100.5 million) on or prior to November 1, 2026, which is 12 months following the second deleveraging threshold of the loan, such that no less than 70% of the loan has been repaid. To the extent the deleveraging thresholds are not met, we may be subject to certain fees and restrictions, in accordance with the terms of the NLOP Financing Arrangements, until these thresholds are met. We reached the 15% and 25% deleveraging thresholds during the first and second quarters of 2024, respectively (Note 15).

We are required to use the net proceeds from property sales collateralizing the NLOP Financing Arrangements to repay the portions of the NLOP Mortgage Loan and NLOP Mezzanine Loan representing the release amount for any individual property sale. Property sales are subject to the satisfaction of certain conditions, including satisfaction of a debt yield test and minimum release prices. During the three months ended March 31, 2024, we repaid $11.3 million of outstanding principal on the NLOP Mortgage Loan using excess cash from operations. In April 2024, we repaid $78.1 million and $14.5 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from certain dispositions (Note 15).

The following table presents a summary of our NLOP Financing Arrangements (dollars in thousands):

NLOP Financing Arrangements	Original Principal Balance	Interest Rate at March 31, 2024	Maturity Date at March 31, 2024	Principal Outstanding Balance at
				March 31, 2024	December 31, 2023
NLOP Mortgage Loan (a) (b) (c)	$335,000	10.4%	11/9/2025	$277,609	$288,895
NLOP Mezzanine Loan (d)	120,000	14.5%	11/9/2028	114,336	114,336
				$391,945	$403,231
__________
(a)Interest rate is based on SOFR plus 5.0%. The interest rate is subject to an interest rate cap that limits our SOFR rate exposure at 5.35%.
(b)The NLOP Mortgage Loan is subject to two separate one-year extension options.
(c)Balance excludes unamortized discount of $12.4 million and $15.3 million at March 31, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $5.4 million and $6.7 million at March 31, 2024 and December 31, 2023, respectively.
(d)Balance excludes unamortized discount of $4.4 million and $5.6 million at March 31, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $1.9 million and $2.4 million at March 31, 2024 and December 31, 2023, respectively.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. At March 31, 2024, our non-recourse mortgage notes payable encumbered nine properties, with an aggregate weighted-average interest rate of 4.8% (fixed-rate and variable-rate non-recourse mortgage notes payable were both 4.8%), and maturity dates ranging from April 2024 to May 2026. In April 2024, we transferred ownership of two properties and the related non-recourse mortgage loans (which had an aggregate outstanding principal balance of $33.0 million and maturity dates in April 2024) to the respective lenders (Note 15).

Net Lease Office Properties 3/31/2024 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Repayments

During the three months ended March 31, 2024, we prepaid one non-recourse mortgage loan for $19.2 million. We recognized a net loss on extinguishment of debt of $0.3 million on this repayment, which is included within Other gains and (losses) on our consolidated statements of operations. The interest rate for this non-recourse mortgage loan on its date of repayment was 5.2%. As a result of this repayment, WPC no longer serves as guarantor for any of our non-recourse mortgage loans.

Parent Debt

Prior to the Spin-Off, certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP entities to provide the funding necessary to acquire certain international assets. In connection with the Spin-Off, WPC assigned to us the receivable related to these debt amounts, which eliminates in consolidation. These debt instruments were reflected in these financials as Parent debt. During the three months ended March 31, 2023, we prepaid Parent debt totaling $1.5 million.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2024, the U.S. dollar strengthened against the Norwegian krone, resulting in a decrease of $2.6 million in the aggregate carrying value of our Non-recourse mortgages, net from December 31, 2023 to March 31, 2024.

Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of March 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2024 (remainder)	$33,905
2025	383,919
2026	7,540
2027	—
2028	114,336
Total principal payments	539,700
Unamortized discount, net	(17,193)
Unamortized deferred financing costs	(7,334)
Total	$515,173

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2024.

Note 10. Commitments and Contingencies

At March 31, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 11. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2023 Annual Report. The total compensation expense for awards issued under this plan was less than $0.1 million for the three months ended March 31, 2024, which was included in General and administrative expense in the consolidated financial statements.

Net Lease Office Properties 3/31/2024 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

As of both March 31, 2024 and December 31, 2023, we had 28,653 shares of nonvested restricted stock units (“RSUs”) with a weighted-average grant date fair value of $10.47. The grant date fair value of RSUs reflect our share price on the date of grant on a one-for-one basis. At March 31, 2024, total unrecognized compensation expense related to these awards was approximately $0.2 million, with an aggregate weighted-average remaining term of 0.6 years.

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

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss) income — basic and diluted	$(27,842)	$3,743

Weighted-average shares outstanding – basic and diluted	14,785,118	14,620,919

For the three months ended March 31, 2024, we recognized net loss. Therefore, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share. For the three months ended March 31, 2023, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,191)	$(34,409)	$(35,600)
Other comprehensive loss before reclassifications	(3)	(2,230)	(2,233)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	215	—	215
Total	215	—	215
Net current period other comprehensive loss	212	(2,230)	(2,018)
Ending balance	$(979)	$(36,639)	$(37,618)

	Three Months Ended March 31, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(42,464)	$(42,464)
Net current period other comprehensive income	—	131	131
Ending balance	$—	$(42,333)	$(42,333)
Net Lease Office Properties 3/31/2024 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
See Note 8 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Note 12. Income Taxes

We intend to qualify and elect to be treated as a REIT commencing with our taxable year ended December 31, 2023 and believe that we have been organized and have operated in such a manner to qualify as a REIT for federal and state income tax purposes. As a REIT, we would generally not be subject to corporate level federal income taxes on earnings distributed to our shareholders. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2024 and 2023.

Current income tax expense was $0.3 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. Deferred income tax benefit was $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Note 13. Property Dispositions

Our property dispositions are also discussed in Note 4 and Note 5.

During the three months ended March 31, 2024, we sold two properties for total proceeds, net of selling costs, of $42.8 million and recognized a net loss on these sales totaling $15.8 million (inclusive of income taxes totaling $0.1 million recognized upon sale).

Note 14. Geographic Information

Our portfolio is comprised of domestic and international investments. At March 31, 2024, our international investments were comprised of investments in Poland, United Kingdom, and Norway. No international tenant or country individually comprised at least 10% of our total lease revenues for the three months ended March 31, 2024 or 2023, or at least 10% of our total long-lived assets at March 31, 2024 or December 31, 2023. One domestic tenant comprised (i) 18.4% and 18.0% of our total lease revenues for the three months ended March 31, 2024 and 2023, respectively, and (ii) 15.4% and 14.4% of our total long-lived assets at March 31, 2024 and December 31, 2023, respectively. Another domestic tenant comprised 10.5% and 9.2% of our total lease revenues for the three months ended March 31, 2024 and 2023, respectively. The following tables present the geographic information (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Domestic	$40,531	$38,860
International	3,476	3,804
Total	$44,007	$42,664

	March 31, 2024	December 31, 2023
Long-lived Assets (a)
Domestic	$1,007,729	$1,025,078
International (b)	77,297	146,747
Total	$1,085,026	$1,171,825
__________
(a)Consists of Net investments in real estate.
(b)We sold two international properties during the three months ended March 31, 2024 (Note 4, Note 5, Note 13).

Net Lease Office Properties 3/31/2024 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Subsequent Events

Dispositions

In April 2024, we transferred ownership of a property in Warrenville, Illinois, and the related non-recourse mortgage loan, which had an aggregate net asset carrying value of approximately $19.5 million and mortgage principal outstanding of $19.8 million, respectively, on the date of transfer, to the mortgage lender (Note 9).

In April 2024, we transferred ownership of a property in Tempe, Arizona, and the related non-recourse mortgage loan, which had an aggregate net asset carrying value of approximately $13.3 million and mortgage principal outstanding of $13.2 million, respectively, on the date of transfer, to the mortgage lender (Note 9).

In April 2024, we sold two properties for gross proceeds totaling $98.5 million, including (i) a property in Collierville, Tennessee, for gross proceeds of $62.5 million, and (ii) a property in Hoffman Estates, Illinois, for gross proceeds of $36.0 million. These properties were included in the collateral pool for the NLOP Financing Arrangements at the time of sales and net proceeds from the sales were used to repay portions of the NLOP Financing Arrangements, as described below (Note 9).

Repayments of NLOP Financing Arrangements

In April 2024, we repaid $78.1 million and $14.5 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from the sales of properties described above (Note 9). As a result of these repayments, we reached the second deleveraging threshold for the NLOP Mortgage Loan, which was repayments on the original loan balance totaling 25% (or $83.8 million) on or prior to November 1, 2025 (Note 9). Following the sales of the properties described above, as of the date of this Report, the NLOP Financing Arrangements were collateralized by 34 of our properties (Note 9).
Net Lease Office Properties 3/31/2024 10-Q – 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2023 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2023 Annual Report for a description of our business.

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

The financial results of NLOP prior to the Spin-Off also include an allocation of indirect costs and expenses incurred by WPC related to NLOP, primarily consisting of compensation and other general and administrative costs using the relative percentage of property revenue of NLOP and WPC management’s knowledge of NLOP. In addition, the financial results reflect the allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to NLOP; interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by NLOP as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the interest expense on WPC unsecured debt. The amounts allocated in the financial results of NLOP prior to the Spin-Off are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the NLOP been a separate independent entity during the applicable periods. NLOP believes the assumptions underlying NLOP’s allocation of indirect expenses prior to the Spin-Off are reasonable.

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

Net Lease Office Properties 3/31/2024 10-Q – 23

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

Financial Highlights

During the three months ended March 31, 2024 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the three months ended March 31, 2024, we disposed of two properties for total proceeds, net of selling costs, of $42.8 million (Note 13).
•In April 2024, we sold two properties for gross proceeds totaling $98.5 million. In addition, we disposed of two properties by transferring ownership to the respective mortgage lenders, in satisfaction of non-recourse mortgage loans encumbering the properties totaling $33.0 million (Note 15).

Debt Payoffs

•During the three months ended March 31, 2024, we repaid $11.3 million of outstanding principal on the NLOP Mortgage Loan using excess cash from operations (Note 9).
•During the three months ended March 31, 2024, we prepaid one non-recourse mortgage loan for $19.2 million, which had an interest rate of 5.2% on its date of repayment (Note 9).
•In April 2024, we repaid $78.1 million and $14.5 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from the sales of certain properties (Note 15).

Net Lease Office Properties 3/31/2024 10-Q – 24

Summary Results

(in thousands)

	Three Months Ended March 31,
	2024	2023
Total revenues	$44,007	$42,664

Net (loss) income attributable to NLOP	(27,842)	3,743

Net cash provided by operating activities (a)	26,393	20,459
Net cash provided by (used in) investing activities	26,757	(236)
Net cash used in financing activities	(32,037)	(17,183)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	9,917	21,429
Adjusted funds from operations attributable to NLOP (AFFO)	20,014	23,407
__________
(a)Amount for the three months ended March 31, 2024 includes $10.4 million of proceeds from the sale of a net investment in sales-type lease (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lease termination income recognized during the current year period, partially offset by the impact of disposition activity.

Net (Loss) Income Attributable to NLOP

We recognized net loss attributable to NLOP for the three months ended March 31, 2024, compared to net income attributable to NLOP for the three months ended March 31, 2023, primarily due to loss on sale of real estate and impairment charges recognized during the current year period, as well as higher interest expense.

FFO

FFO decreased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher interest expense (including amortization of deferred financing costs) and the impact of disposition activity, partially offset by higher other lease-related income.

AFFO

AFFO decreased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher interest expense and the impact of disposition activity, partially offset by higher other lease-related income.

Net Lease Office Properties 3/31/2024 10-Q – 25

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	March 31, 2024	December 31, 2023
ABR (in thousands)	$128,331	$142,438
Number of properties	53	55
Number of tenants	55	59
Occupancy	92.6%	97.0%
Weighted-average lease term (in years)	5.7	5.8
Leasable square footage (in thousands) (a)	8,023	8,379
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Portfolio

The tables below represent information about our portfolio at March 31, 2024 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage (a)	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc.	Texas	$20,156	15.7%	913,713	1	6.2
BCBSM, Inc.	Minnesota	12,788	10.0%	1,029,966	5	4.8
JPMorgan Chase Bank, N.A.	Florida, Texas	9,069	7.1%	666,869	3	5.2
FedEx Corporation (b)	Tennessee	5,491	4.3%	390,380	1	15.7
Siemens AS (c)	Norway	4,404	3.4%	165,905	1	1.7
CVS Health Corporation	Arizona	4,300	3.3%	354,888	1	15.1
Pharmaceutical Product Development, LLC	North Carolina	3,983	3.1%	219,812	1	9.7
Omnicom Group, Inc.	California	3,961	3.1%	120,000	1	4.5
Orbital ATK, Inc.	Minnesota	3,821	3.0%	191,336	1	5.7
E.On UK PLC (c)	United Kingdom	3,602	2.8%	217,339	1	1.3
Total		$71,575	55.8%	4,270,208	16	6.7
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.
(b)This property was sold in April 2024 (Note 15).
(c)ABR amounts are subject to fluctuations in foreign currency exchange rates.

Net Lease Office Properties 3/31/2024 10-Q – 26

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
Remaining 2024	9	6	$12,443	9.7%	863,272	10.8%
2025	13	13	17,162	13.4%	859,031	10.7%
2026	8	8	9,376	7.3%	574,783	7.2%
2027	7	6	8,713	6.8%	499,571	6.2%
2028	7	6	13,903	10.8%	627,627	7.8%
2029	5	4	6,785	5.3%	358,013	4.5%
2030	5	4	31,157	24.3%	1,669,375	20.8%
2031	1	1	615	0.5%	50,600	0.6%
2032	2	2	3,620	2.8%	257,008	3.2%
2033	1	1	3,983	3.1%	219,812	2.7%
2035	2	2	2,951	2.3%	201,229	2.5%
2037	2	2	5,374	4.2%	402,962	5.0%
2038	1	1	2,458	1.9%	104,598	1.3%
2039	2	2	9,791	7.6%	745,268	9.3%
Vacant	—	—	—	—%	589,924	7.4%
Total	65		$128,331	100.0%	8,023,073	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of March 31, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Results of Operations

Revenues

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues
Lease revenues	$38,314	$41,439	$(3,125)
Income from finance leases	89	442	(353)
Other lease-related income	5,604	783	4,821
	$44,007	$42,664	$1,343

Net Lease Office Properties 3/31/2024 10-Q – 27

Lease Revenues

For the three months ended March 31, 2024 as compared to the same period in 2023, lease revenues decreased by $3.1 million, primarily due to disposition activity and tenant vacancies at two properties.

Income from Finance Leases

For the three months ended March 31, 2024 as compared to the same period in 2023, income from direct finance leases decreased by $0.4 million, due to the reclassification of our remaining direct financing lease investment to operating lease during the third quarter of 2023 (Note 5).

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating Expenses
Depreciation and amortization	$17,970	$17,738	$232
Reimbursable tenant costs	6,200	6,829	(629)
Impairment charges — real estate	4,065	—	4,065
Property expenses, excluding reimbursable tenant costs	2,251	2,071	180
General and administrative	1,901	3,428	(1,527)
Asset management fees	1,804	—	1,804
Separation and distribution related costs and other	16	590	(574)
	$34,207	$30,656	$3,551

Depreciation and Amortization

For the three months ended March 31, 2024 as compared to the same period in 2023, depreciation and amortization expense increased by $0.2 million, primarily due to accelerated amortization of intangible assets during the current year period in connection with a lease restructuring, partially offset by the impact of disposition activity and tenant vacancies at two properties (intangible assets for such properties were fully amortized upon lease expiration in January 2024).

Reimbursable Tenant Costs

For the three months ended March 31, 2024 as compared to the same period in 2023, reimbursable tenant costs decreased by $0.6 million, primarily due to lower repair and maintenance costs.

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 7.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2024 as compared to the same period in 2023, property expenses, excluding reimbursable tenant costs, increased by $0.2 million, primarily due to tenant vacancies during the current year period (which resulted in property expenses no longer being reimbursable).

Net Lease Office Properties 3/31/2024 10-Q – 28

General and Administrative

Prior to the Spin-Off on November 1, 2023 (Note 1), General and administrative expenses were allocated to NLOP based on the relative percentage of annualized based rent of NLOP. The amounts allocated are not necessarily indicative of the actual amount of indirect expenses that would have been recorded had NLOP been a separate independent entity.

For the three months ended March 31, 2024 as compared to the same period in 2023, general and administrative expenses decreased by $1.5 million, primarily since the current year period represents actual direct expenses incurred (including $1.0 million of administrative reimbursements paid to our Advisor (Note 3)), compared to the allocation of expenses described above for the prior year period.

Asset Management Fees

Upon completion of the Spin-Off on November 1, 2023 (Note 1), we began paying asset management fees to our Advisor, which totaled $1.8 million during the three months ended March 31, 2024 (Note 3).

Separation and Distribution Related Costs and Other

Separation and distribution related costs and other are comprised of costs related to the Spin-Off for the three months ended March 31, 2023.

Other Income and (Expenses), and Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Other Income and (Expenses), and Provision for Income Taxes
Interest expense	$(20,800)	$(7,822)	$(12,978)
Loss on sale of real estate, net	(15,776)	—	(15,776)
Other gains and (losses)	(821)	12	(833)
Provision for income taxes	(224)	(437)	213
	$(37,621)	$(8,247)	$(29,374)

Interest Expense

Interest expense is comprised of interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan, as well as interest expense on Parent debt specific to NLOP properties and that was allocated to NLOP based on the relative percentage of unencumbered net investment in real estate of each property compared to WPC (prior to the Spin-Off). The amounts allocated to Parent debt in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of interest expense that would have been recorded had NLOP been a separate independent entity during the applicable periods.

For the three months ended March 31, 2024 as compared to the same period in 2023, interest expense increased by $13.0 million, primarily due to the $455.0 million of NLOP Financing Arrangements entered into during the fourth quarter of 2023 (Note 9).

Loss on Sale of Real Estate, Net

Loss on sale of real estate, net, consists of loss on the sale of properties that were disposed of during the reporting period, as more fully described in Note 4, Note 5, and Note 13.

Net Lease Office Properties 3/31/2024 10-Q – 29

Other Gains and (Losses)

For the three months ended March 31, 2024, other gains and (losses) of $0.8 million were primarily comprised of net realized and unrealized losses on foreign currency exchange rate movements of $0.7 million and a loss on extinguishment of debt of $0.3 million (Note 9).

For the three months ended March 31, 2023, other gains and (losses) were immaterial.

Provision for Income Taxes

For the three months ended March 31, 2024 as compared to the same period in 2023, provision for income taxes decreased by $0.2 million, primarily due to the impact of an international property disposition during the current year period.

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

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Net cash provided by operating activities	$26,393	$20,459	$5,934
Net cash provided by (used in) investing activities	26,757	(236)	26,993
Net cash used in financing activities	(32,037)	(17,183)	(14,854)

Net Cash Provided by Operating Activities — Net cash provided by operating activities increased by $5.9 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to $10.4 million of proceeds received from the sale of a net investment in sales-type lease (Note 5), partially offset by higher interest expense and the impact of dispositions.

Net Cash Provided by (Used in) Investing Activities — Net cash provided by (used in) investing activities increased by $27.0 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to proceeds from a disposition during the current year period.

Net Cash Used in Financing Activities — Net cash used in financing activities increased by $14.9 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher payments of mortgage principal.

Net Lease Office Properties 3/31/2024 10-Q – 30

Summary of Financing

The table below summarizes our non-recourse mortgages, NLOP Mortgage Loan, and NLOP Mezzanine Loan (dollars in thousands):

	March 31, 2024	December 31, 2023
Carrying Value
Fixed rate:
NLOP Mezzanine Loan (a)	$108,038	$106,299
Non-recourse mortgages (a)	106,055	125,038
	214,093	231,337
Variable rate:
NLOP Mortgage Loan — Amount subject to interest rate cap (a)	259,807	266,844
Non-recourse mortgages (a)	41,273	43,798
	301,080	310,642
	$515,173	$541,979

Percent of Total Debt
Fixed rate	42%	43%
Variable rate	58%	57%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	9.8%	9.4%
Variable rate	9.6%	9.6%
Total debt	9.7%	9.5%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $17.2 million and $21.6 million as of March 31, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs totaling $7.3 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively.

In connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into the NLOP Financing Arrangements, comprised of the NLOP Mortgage Loan and NLOP Mezzanine Loan (Note 9). The NLOP Financing Arrangements are collateralized by the assignment of certain of our previously unencumbered real estate properties. Additionally, property sales are subject to the satisfaction of certain conditions, including satisfaction of a debt yield test and minimum release prices. We are required to use the net proceeds from property sales collateralizing the NLOP Financing Arrangements to repay the portions of the NLOP Mortgage Loan and NLOP Mezzanine Loan representing the release amount for any individual property sale.

The NLOP Mortgage Loan is subject to certain deleveraging thresholds that require us to make repayments on the original loan balance. During the three months ended March 31, 2024, we repaid $11.3 million of outstanding principal on the NLOP Mortgage Loan using excess cash from operations and reached the first deleveraging threshold, which was repayments on the original loan balance totaling 15% (or $50.3 million) on or prior to November 1, 2024 (Note 9). At March 31, 2024, we had $277.6 million and $114.3 million total principal outstanding on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively. In April 2024, we repaid $78.1 million and $14.5 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from certain dispositions (Note 15). As a result of these repayments, we reached the second deleveraging threshold, which was repayments on the original loan balance totaling 25% (or $83.8 million) on or prior to November 1, 2025 (Note 9).

Net Lease Office Properties 3/31/2024 10-Q – 31

Cash Resources

At March 31, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $39.8 million. Of this amount, $7.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $107.9 million at March 31, 2024, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements and Liquidity

As of March 31, 2024, scheduled debt principal payments total $33.9 million during the remainder of 2024 and $383.9 million during 2025 (Note 9).

During the next 12 months following March 31, 2024 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $147.8 million, with $59.3 million due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligations (future interest payments total $9.7 million, with $5.6 million due during the next 12 months);
•making scheduled principal payments on the NLOP Financing Arrangements, totaling $391.9 million (no amounts are due during the next 12 months);
•making scheduled interest payments on the NLOP Financing Arrangements (future interest payments total $129.6 million, with $46.1 million due during the next 12 months); includes 4.5% payment-in-kind interest on the NLOP Mezzanine Loan that we have the option to capitalize into the principal balance;
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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2024.

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

Net Lease Office Properties 3/31/2024 10-Q – 32

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

Net Lease Office Properties 3/31/2024 10-Q – 33

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to NLOP	$(27,842)	$3,743
Adjustments:
Depreciation and amortization of real property	17,970	17,738
Loss on sale of real estate, net	15,776	—
Impairment charges — real estate	4,065	—
Proportionate share of adjustments for noncontrolling interests (a)	(52)	(52)
Total adjustments	37,759	17,686
FFO (as defined by NAREIT) attributable to NLOP	9,917	21,429
Adjustments:
Amortization of deferred financing costs	7,030	656
Above and below-market rent intangible lease amortization, net	1,077	913
Other (gains) and losses (b)	944	1
Straight-line and other leasing and financing adjustments	777	(628)
Other amortization and non-cash items	314	103
Tax benefit — deferred and other	(123)	(411)
Stock-based compensation	75	775
Separation and distribution related costs and other (c)	16	590
Proportionate share of adjustments for noncontrolling interests (a)	(13)	(21)
Total adjustments	10,097	1,978
AFFO attributable to NLOP	$20,014	$23,407

Summary
FFO (as defined by NAREIT) attributable to NLOP	$9,917	$21,429
AFFO attributable to NLOP	$20,014	$23,407
__________
(a)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(b)Primarily comprised of gains and losses on extinguishment of debt, and foreign currency transactions.
(c)Amount for the three months ended March 31, 2023 is comprised of costs related to the Spin-Off.

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

Net Lease Office Properties 3/31/2024 10-Q – 34

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

We have borrowed funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. Movements in interest rates on variable rate debt could change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. We have entered into, and may continue to enter into, interest rate cap agreements with counterparties related to certain of our variable-rate debt. See Note 8 for additional information on our interest rate caps.

At March 31, 2024, fixed-rate debt comprises 42% of our debt and variable-rate debt comprises 58%.

Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2024 (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Total	Fair Value
Fixed-rate debt (a)	$33,905	$66,228	$7,540	$—	$114,336	$222,009	$219,763
Variable-rate debt (a)	$—	$317,691	$—	$—	$—	$317,691	$318,160
__________
(a)Amounts are based on the exchange rate at March 31, 2024, as applicable.

Annual interest expense on our variable-rate debt at March 31, 2024 would increase or decrease by $3.2 million, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in three foreign currencies, primarily the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone, British pound sterling, or euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2024 of less than $0.1 million for all three currencies.

Net Lease Office Properties 3/31/2024 10-Q – 35

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

For the three months ended March 31, 2024, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•92% related to domestic operations; which included concentrations of 28% and 25% in Texas and Minnesota, respectively.
Net Lease Office Properties 3/31/2024 10-Q – 36

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2024 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 3/31/2024 10-Q – 37

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Second Amendment dated March 5, 2024 to Loan Agreement dated September 20, 2023, by and among JP Morgan Chase Bank, N.A. and the borrowers named therein	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Net Lease Office Properties 3/31/2024 10-Q – 38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	May 10, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2024	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 3/31/2024 10-Q – 39