Form 10-Q
period 2024-09-30
Net Lease Office Properties
filed 2024-11-06
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,785,014 common shares of beneficial interest, $0.001 par value, outstanding at November 1, 2024.

Net Lease Office Properties 9/30/2024 10-Q – 1

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

Net Lease Office Properties 9/30/2024 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate:
Land, buildings and improvements	$867,072	$1,203,991
Net investments in finance leases	—	10,522
In-place lease intangible assets and other	238,305	357,788
Above-market rent intangible assets	40,104	57,954
Investments in real estate	1,145,481	1,630,255
Accumulated depreciation and amortization	(342,457)	(458,430)
Net investments in real estate	803,024	1,171,825
Restricted cash	49,370	51,560
Cash and cash equivalents	36,102	16,269
Other assets, net	31,419	65,435
Total assets (a)	$919,915	$1,305,089
Liabilities and Equity
Debt:
NLOP Mortgage Loan, net	$47,767	$266,844
NLOP Mezzanine Loan, net	75,810	106,299
Non-recourse mortgages, net	115,835	168,836
Debt, net	239,412	541,979
Accounts payable, accrued expenses and other liabilities	43,788	59,527
Below-market rent intangible liabilities, net	7,494	10,643
Deferred income taxes	3,118	10,450
Dividends payable	—	1,060
Total liabilities (a)	293,812	623,659
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,785,014 and 14,620,919 shares, respectively, issued and outstanding	15	15
Additional paid-in capital	855,788	855,554
Distributions in excess of accumulated earnings	(198,657)	(142,960)
Accumulated other comprehensive loss	(35,287)	(35,600)
Total shareholders’ equity	621,859	677,009
Noncontrolling interests	4,244	4,421
Total equity	626,103	681,430
Total liabilities and equity	$919,915	$1,305,089
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2024 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Lease revenues	$29,975	$41,977	$103,438	$124,972
Income from finance leases	—	294	89	1,175
Other lease-related income	1,506	835	10,990	2,424
	31,481	43,106	114,517	128,571
Operating Expenses
Impairment charges — real estate	34,164	—	46,451	—
Depreciation and amortization	12,375	17,785	45,467	53,226
Reimbursable tenant costs	6,415	7,091	19,804	20,831
Property expenses, excluding reimbursable tenant costs	3,035	2,352	7,938	6,479
General and administrative	1,823	3,435	5,604	10,034
Asset management fees	1,465	—	4,868	—
Separation and distribution related costs and other	—	1,343	16	2,882
	59,277	32,006	130,148	93,452
Other Income and Expenses
Interest expense	(11,744)	(8,053)	(60,342)	(24,433)
(Loss) gain on sale of real estate, net	(644)	—	21,303	—
Other gains and (losses)	395	(25)	(94)	26
	(11,993)	(8,078)	(39,133)	(24,407)
(Loss) income before income taxes	(39,789)	3,022	(54,764)	10,712
Provision for income taxes	(485)	(232)	(858)	(303)
Net (Loss) Income	(40,274)	2,790	(55,622)	10,409
Net income attributable to noncontrolling interests	(21)	(26)	(64)	(77)
Net (Loss) Income Attributable to NLOP	$(40,295)	$2,764	$(55,686)	$10,332

Basic and Diluted (Loss) Earnings Per Share	$(2.73)	$0.19	$(3.77)	$0.71
Weighted-Average Shares Outstanding
Basic and Diluted	14,785,020	14,620,919	14,785,085	14,620,919

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2024 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(40,274)	$2,790	$(55,622)	$10,409
Other Comprehensive Income
Foreign currency translation adjustments	1,348	1,282	(878)	939
Unrealized gain on derivative instruments	407	—	1,191	—
	1,755	1,282	313	939
Comprehensive (Loss) Income	(38,519)	4,072	(55,309)	11,348

Amounts Attributable to Noncontrolling Interests
Net income	(21)	(26)	(64)	(77)
Comprehensive income attributable to noncontrolling interests	(21)	(26)	(64)	(77)
Comprehensive (Loss) Income Attributable to NLOP	$(38,540)	$4,046	$(55,373)	$11,271

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2024 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at July 1, 2024	14,785,118	$15	$855,716	$(158,362)	$(37,042)	$660,327	$4,313	$664,640
Net income				(40,295)		(40,295)	21	(40,274)
Tax withholding for shares issued upon delivery of vested restricted share awards	(104)	—	(3)			(3)		(3)
Amortization of stock-based compensation expense			75			75		75
Distributions to noncontrolling interests						—	(90)	(90)
Other comprehensive income:
Foreign currency translation adjustments					1,348	1,348		1,348
Unrealized gain on derivative instruments					407	407		407
Balance at September 30, 2024	14,785,014	$15	$855,788	$(198,657)	$(35,287)	$621,859	$4,244	$626,103

	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$(42,807)	$1,121,578	$1,078,771	$4,634	$1,083,405
Net income		2,764	2,764	26	2,790
Net transfers from parent		737	737		737
Distributions to noncontrolling interests			—	(65)	(65)
Other comprehensive income:
Foreign currency translation adjustments	1,282		1,282		1,282
Balance at September 30, 2023	$(41,525)	$1,125,079	$1,083,554	$4,595	$1,088,149
(Continued)

Net Lease Office Properties 9/30/2024 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2024	14,620,919	$15	$855,554	$(142,960)	$(35,600)	$677,009	$4,421	$681,430
Net income				(55,686)		(55,686)	64	(55,622)
Shares issued	164,199	—	12	(11)		1		1
Tax withholding for shares issued upon delivery of vested restricted share awards	(104)	—	(3)			(3)		(3)
Amortization of stock-based compensation expense			225			225		225
Distributions to noncontrolling interests						—	(241)	(241)
Other comprehensive income:
Unrealized gain on derivative instruments					1,191	1,191		1,191
Foreign currency translation adjustments					(878)	(878)		(878)
Balance at September 30, 2024	14,785,014	$15	$855,788	$(198,657)	$(35,287)	$621,859	$4,244	$626,103

	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$(42,464)	$1,150,240	$1,107,776	$1,743	$1,109,519
Net income		10,332	10,332	77	10,409
Net transfers from parent		(35,493)	(35,493)		(35,493)
Contributions from noncontrolling interests			—	2,775	2,775
Other comprehensive income:
Foreign currency translation adjustments	939		939		939
Balance at September 30, 2023	$(41,525)	$1,125,079	$1,083,554	$4,595	$1,088,149

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2024 10-Q – 7

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows — Operating Activities
Net (loss) income	$(55,622)	$10,409
Adjustments to net (loss) income:
Depreciation and amortization, including intangible assets and deferred financing costs	71,577	54,755
Impairment charges — real estate	46,451	—
Gain on sale of real estate, net	(21,303)	—
Amortization of rent-related intangibles and deferred rental revenue	(5,954)	2,720
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	2,853	1,041
Straight-line rent adjustments	2,005	(1,116)
Deferred income tax benefit	(371)	(821)
Stock-based compensation expense	225	2,566
Proceeds from sales of net investments in sales-type leases	10,341	—
Net changes in other operating assets and liabilities	11,176	(5,685)
Net Cash Provided by Operating Activities	61,378	63,869
Cash Flows — Investing Activities
Proceeds from sales of real estate	263,987	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(9,292)	(4,617)
Net Cash Provided by (Used in) Investing Activities	254,695	(4,617)
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(296,806)	(25,772)
Distributions paid	(1,071)	—
Distributions to noncontrolling interests	(241)	—
Other financing activities, net	10	(526)
Net transfers with Parent	—	(35,493)
Contributions from noncontrolling interests	—	2,775
Net Cash Used in Financing Activities	(298,108)	(59,016)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(322)	(35)
Net increase in cash and cash equivalents and restricted cash	17,643	201
Cash and cash equivalents and restricted cash, beginning of period	67,829	5,998
Cash and cash equivalents and restricted cash, end of period	$85,472	$6,199

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2024 10-Q – 8

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

On November 1, 2023, WPC completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, and certain wholly-owned affiliates of WPC (our “Advisor”) externally manage NLOP pursuant to certain advisory agreements (the “NLOP Advisory Agreements”). The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding.

NLOP intends to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the Company’s taxable year ended December 31, 2023.

NLOP operates as one segment, and through its subsidiaries, owns, operates, and finances office buildings. As of September 30, 2024, NLOP’s portfolio was comprised of full or partial ownership interests in 45 properties, net leased to 48 corporate tenants, totaling approximately 7.1 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 4.3 years.

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

Net Lease Office Properties 9/30/2024 10-Q – 9

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

Net Lease Office Properties 9/30/2024 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At both September 30, 2024 and December 31, 2023, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(5,623)	(3,679)
Total assets	47,845	49,410

Total liabilities	$304	$304

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$36,102	$16,269
Restricted cash (a)	49,370	51,560
Total cash and cash equivalents and restricted cash	$85,472	$67,829
__________
(a)Amounts as of September 30, 2024 and December 31, 2023 include approximately $48.1 million and $48.4 million, respectively, related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 9).

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

Earnings per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period post Spin-Off. For the three and nine months ended September 30, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the three and nine months ended September 30, 2024. The calculation of basic and diluted earnings per share for any of the periods presented prior to the Spin-Off were based on the number of shares outstanding on November 1, 2023. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no NLOP stock-based awards outstanding prior to the Spin-Off.

Net Lease Office Properties 9/30/2024 10-Q – 11

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Asset management fees (a)	$1,465	$4,868
Administrative reimbursements (b)	1,000	3,000
	$2,465	$7,868
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

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	September 30, 2024	December 31, 2023
Asset management fees payable	$480	$1,245
Administrative reimbursements payable and other	344	676
	$824	$1,921

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

The following table presents amounts of shared costs that were allocated to NLOP (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
General and administrative (a)	$3,426	$9,970
Interest expense (b)	5,945	16,376
Total	$9,371	$26,346
__________
(a)General and administrative fees are inclusive of expenses such as employee compensation and benefits, stock-based compensation and professional fees.
(b)NLOP’s income statement prior to the Spin-Off includes an allocation of interest expense associated with WPC unsecured debt utilized partially to fund property assets of NLOP.
Net Lease Office Properties 9/30/2024 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Net parent investment shown in the consolidated statements of equity include contributions from WPC, which are the result of treasury activities and net funding provided by WPC prior to the Spin-Off, and also includes the indirect costs and expenses allocated to NLOP by WPC as described in Note 2.

Other Transactions with Related Parties

At September 30, 2024, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Land	$117,000	$168,200
Buildings and improvements	750,072	1,035,791
Less: Accumulated depreciation	(174,572)	(213,034)
	$692,500	$990,957

During the nine months ended September 30, 2024, the U.S. dollar strengthened against the Norwegian krone and weakened against the British pound sterling and euro. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements decreased by $2.3 million from December 31, 2023 to September 30, 2024.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $5.3 million and $7.8 million for the three months ended September 30, 2024 and 2023, respectively, and $18.6 million and $23.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Dispositions of Properties

During the nine months ended September 30, 2024, we disposed of nine properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $245.5 million from December 31, 2023 to September 30, 2024 (Note 13).

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease income — fixed	$22,781	$34,184	$81,325	$102,109
Lease income — variable (a)	7,194	7,793	22,113	22,863
Total operating lease income	$29,975	$41,977	$103,438	$124,972
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Net Lease Office Properties 9/30/2024 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Other Lease-Related Income

For the three and nine months ended September 30, 2024, other lease-related income on our consolidated statements of operations included lease termination income of $0.7 million and $8.5 million, respectively, recognized from three tenants.

In addition, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $0.5 million for both the three months ended September 30, 2024 and 2023, and $1.5 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. Operating leases are not included in finance receivables.

Net Investments in Sales-Type Leases

One property was classified as a net investment in sales-type leases as of December 31, 2023. We had previously entered into an agreement to sell the property to the tenant occupying the property during the fourth quarter of 2023 and recognized a Loss on sale of real estate, net, of $8.3 million during the three months ended December 31, 2023 related to this transaction. During the nine months ended September 30, 2024, we sold this property, which had an aggregate carrying value of $10.5 million as of December 31, 2023. Net investments in sales-type leases is summarized in the table below (in thousands):

	September 30, 2024	December 31, 2023
Lease payments receivable	$—	$10,614
	—	10,614
Less: unearned income	—	(92)
	$—	$10,522

At December 31, 2023, there was no reserve or estimate of credit loss on the financing leases.

Earnings from our net investments in sales-type leases were included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for the nine months ended September 30, 2024. Prior to its reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

Net Investments in Direct Financing Leases

During the third quarter of 2023, we reclassified an investment classified as a direct financing lease (comprised of four properties) with an aggregate carrying value of $14.6 million from Net investments in direct finance leases to Land, buildings and improvements in connection with a change in lease classification due to an extension of the underlying lease. Income from this direct financing lease was $0.3 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. We had no net investments in direct financing leases as of September 30, 2024 and December 31, 2023.

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

Net Lease Office Properties 9/30/2024 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
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

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$236,286	$(142,574)	$93,712	$353,525	$(212,456)	$141,069
Above-market rent	40,104	(25,311)	14,793	57,954	(32,940)	25,014
Total intangible assets	$276,390	$(167,885)	$108,505	$411,479	$(245,396)	$166,083

Finite-Lived Intangible Liabilities
Below-market rent	$(19,419)	$11,925	$(7,494)	$(26,801)	$16,158	$(10,643)
Total intangible liabilities	$(19,419)	$11,925	$(7,494)	$(26,801)	$16,158	$(10,643)

During the nine months ended September 30, 2024, the U.S. dollar strengthened against the Norwegian krone and weakened against the British pound sterling and euro, resulting in a decrease of $0.3 million in the carrying value of our net intangible assets from December 31, 2023 to September 30, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $7.4 million and $10.8 million for the three months ended September 30, 2024 and 2023, respectively, and $28.9 million and $32.3 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

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

Net Lease Office Properties 9/30/2024 10-Q – 15

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

Our material financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
NLOP Mortgage Loan, net (a) (b) (c)	3	$47,767	$49,599	$266,844	$291,358
NLOP Mezzanine Loan, net (a) (b) (c)	3	75,810	80,513	106,299	113,797
Non-recourse mortgages, net (a) (b) (c)	3	115,835	104,932	168,836	165,077
__________
(a)The carrying value of the NLOP Mortgage Loan, net (Note 9) includes unamortized deferred financing costs of $0.4 million and $6.7 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of the NLOP Mezzanine Loan, net (Note 9) includes unamortized deferred financing costs of $1.2 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at December 31, 2023. There were no unamortized deferred financing costs on our Non-recourse mortgages, net as of September 30, 2024.
(b)The carrying value of the NLOP Mortgage Loan, net (Note 9) includes unamortized discount of $0.9 million and $15.3 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of the NLOP Mezzanine Loan, net (Note 9) includes unamortized discount of $2.7 million and $5.6 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized premium of $0.2 million and unamortized discount of $0.7 million at September 30, 2024 and December 31, 2023, respectively.
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

We estimated that our other financial assets and liabilities, excluding finance receivables (Note 5), had fair values that approximated their carrying values at both September 30, 2024 and December 31, 2023.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2023 Annual Report.

Net Lease Office Properties 9/30/2024 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$25,196	$34,164	$—	$—
		$34,164		$—

	Nine Months Ended September 30,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$113,661	$46,451	$—	$—
		$46,451		$—

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2024, were as follows (we did not incur any impairment charges during the three and nine months ended September 30, 2023):

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2024 — During the three and nine months ended September 30, 2024, we recognized impairment charges totaling $21.9 million on two properties and $34.2 million on six properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. One of these properties was sold in August and one was sold in October 2024 (Note 15).

Additionally, for the three and nine months ended September 30, 2024, we recognized an impairment charge of $12.2 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2025, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents ranging from $7 per square foot to $15 per square foot;
•Terminal capitalization rate of 9.0%; and
•Cash flow discount rate of 14.0%.

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

Net Lease Office Properties 9/30/2024 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2023 Annual Report. At both September 30, 2024 and December 31, 2023, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate cap	Other assets, net	$—	$433
		—	433
Derivatives Not Designated as Hedging Instruments
Interest rate cap	Other assets, net	10
		10	—
Total derivatives		$10	$433

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Interest rate cap	$407	$—	$1,191	$—
Total	$407	$—	$1,191	$—

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest rate cap	Other gains and (losses)	$(412)	$—	$(951)	$—
Interest rate cap	Interest expense	(96)	—	(477)	—
Total		$(508)	$—	$(1,428)	$—

Amounts reported in Other comprehensive income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest rate cap	Interest expense	$—	$—	$(17)	$—
Derivatives Not in Cash Flow Hedging Relationships
Interest rate cap	Other gains and (losses)	(431)	—	(431)	—
Total		$(431)	$—	$(448)	$—

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

Net Lease Office Properties 9/30/2024 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
During the third quarter of 2024, we de-designated our interest rate cap as a hedging instrument, since we determined that the derivative is no longer highly effective, given mismatches between the hedged notional of the interest rate cap versus the outstanding principal on the NLOP Mortgage Loan.

The interest rate caps that our consolidated subsidiaries had outstanding at September 30, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2024
Not Designated as Cash Flow Hedging Instruments
Interest rate cap	1	150,904	USD	$10
				$10

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2024. At September 30, 2024, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

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

The NLOP Financing Arrangements were initially collateralized by the assignment of 40 of our previously unencumbered real estate properties. As of September 30, 2024, the NLOP Financing Arrangements were collateralized by 30 of our properties, following the dispositions of ten properties during 2023 and 2024.

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

The NLOP Mortgage Loan was subject to certain deleveraging thresholds that required us to make repayments on the original loan balance totaling (i) 15% (or $50.3 million) on or prior to November 1, 2024, which is 12 months following the funding date of the loan; (ii) 25% (or $83.8 million) on or prior to November 1, 2025, which is 12 months following the initial deleveraging threshold of the loan, such that no less than 40% of the loan has been repaid, and (iii) in the event we exercise the first one-year extension option, 30% (or $100.5 million) on or prior to November 1, 2026, which is 12 months following the second deleveraging threshold of the loan, such that no less than 70% of the loan has been repaid. To the extent the deleveraging thresholds were not met, we were subject to certain fees and restrictions, in accordance with the terms of the NLOP Financing Arrangements, until these thresholds were met. We reached the 15%, 25%, and 30% deleveraging thresholds during the first, second, and third quarters of 2024, respectively.

Net Lease Office Properties 9/30/2024 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
We are required to use the net proceeds from property sales collateralizing the NLOP Financing Arrangements to repay the portions of the NLOP Mortgage Loan and NLOP Mezzanine Loan representing the release amount for any individual property sale, with excess net proceeds, if any, used to repay the NLOP Mortgage Loan. Property sales are subject to the satisfaction of certain conditions, including satisfaction of a debt yield test and minimum release prices. During the nine months ended September 30, 2024, we repaid $239.8 million and $34.6 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from certain dispositions and lease terminations, as well as excess cash from operations. In October 2024, we repaid $10.0 million of outstanding principal on the NLOP Mortgage Loan using disposition proceeds and excess cash from operations (Note 15).

The following table presents a summary of our NLOP Financing Arrangements (dollars in thousands):

NLOP Financing Arrangements	Original Principal Balance	Interest Rate at September 30, 2024	Maturity Date at September 30, 2024	Principal Outstanding Balance at
				September 30, 2024	December 31, 2023
NLOP Mortgage Loan (a) (b) (c)	$335,000	9.8%	11/9/2025	$49,108	$288,895
NLOP Mezzanine Loan (d)	120,000	14.5%	11/9/2028	79,715	114,336
				$128,823	$403,231
__________
(a)Interest rate is based on SOFR plus 5.0%. The interest rate is subject to an interest rate cap that limits our SOFR rate exposure at 5.35%.
(b)The NLOP Mortgage Loan is subject to two separate one-year extension options.
(c)Balance excludes unamortized discount of $0.9 million and $15.3 million at September 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $0.4 million and $6.7 million at September 30, 2024 and December 31, 2023, respectively.
(d)Balance excludes unamortized discount of $2.7 million and $5.6 million at September 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $1.2 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. At September 30, 2024, our non-recourse mortgage notes payable encumbered seven properties, with an aggregate weighted-average interest rate of 4.5% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.4% and 4.8%, respectively), and maturity dates ranging from January 2025 to May 2026.

Repayments

During the nine months ended September 30, 2024, we prepaid one non-recourse mortgage loan for $19.2 million. We recognized a net loss on extinguishment of debt of $0.3 million on this repayment, which is included within Other gains and (losses) on our consolidated statements of operations. The interest rate for this non-recourse mortgage loan on its date of repayment was 5.2%. As a result of this repayment, WPC no longer serves as guarantor for any of our non-recourse mortgage loans.

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

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2024, the U.S. dollar strengthened against the Norwegian krone, resulting in a decrease of $1.4 million in the aggregate carrying value of our Non-recourse mortgages, net from December 31, 2023 to September 30, 2024.

Net Lease Office Properties 9/30/2024 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of September 30, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2024 (remainder)	$334
2025	157,015
2026	7,379
2027	—
2028	79,716
Total principal payments	244,444
Unamortized discount, net	(3,399)
Unamortized deferred financing costs	(1,633)
Total	$239,412

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2024.

Note 10. Commitments and Contingencies

At September 30, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 11. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2023 Annual Report. The total compensation expense for awards issued under this plan was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, which was included in General and administrative expense in the consolidated financial statements.

Restricted and Conditional Awards

As of both September 30, 2024 and December 31, 2023, we had 28,653 shares of nonvested restricted stock units (“RSUs”) with a weighted-average grant date fair value of $10.47. The grant date fair value of RSUs reflect our share price on the date of grant on a one-for-one basis. At September 30, 2024, total unrecognized compensation expense related to these awards was approximately $0.1 million, with an aggregate weighted-average remaining term of 0.1 years.

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

Net Lease Office Properties 9/30/2024 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income — basic and diluted	$(40,295)	$2,764	$(55,686)	$10,332

Weighted-average shares outstanding – basic and diluted	14,785,020	14,620,919	14,785,085	14,620,919

For the three and nine months ended September 30, 2024, we recognized net loss. Therefore, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share. For the three and nine months ended September 30, 2023, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(407)	$(36,635)	$(37,042)
Other comprehensive income before reclassifications	(101)	1,348	1,247
Amounts reclassified from accumulated other comprehensive loss to:
Other gains (losses)	412	—	412
Interest expense	96	—	96
Total	508	—	508
Net current period other comprehensive income	407	1,348	1,755
Ending balance	$—	$(35,287)	$(35,287)

	Three Months Ended September 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(42,807)	$(42,807)
Net current period other comprehensive income	—	1,282	1,282
Ending balance	$—	$(41,525)	$(41,525)

	Nine Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,191)	$(34,409)	$(35,600)
Other comprehensive loss before reclassifications	(237)	(878)	(1,115)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains (losses)	951	—	951
Interest expense	477	—	477
Total	1,428	—	1,428
Net current period other comprehensive income	1,191	(878)	313
Ending balance	$—	$(35,287)	$(35,287)
Net Lease Office Properties 9/30/2024 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(42,464)	$(42,464)
Net current period other comprehensive income	—	939	939
Ending balance	$—	$(41,525)	$(41,525)

See Note 8 for additional information on our derivatives activity recognized within Other comprehensive income for the periods presented.

Note 12. Income Taxes

We intend to qualify and elect to be treated as a REIT commencing with our taxable year ended December 31, 2023 and believe that we have been organized and have operated in such a manner to qualify as a REIT for federal and state income tax purposes. As a REIT, we would generally not be subject to corporate level federal income taxes on earnings distributed to our shareholders. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

Current income tax expense was $0.6 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Deferred income tax benefit was $0.1 million for both the three months ended September 30, 2024 and 2023.

Current income tax expense was $1.3 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Deferred income tax benefit was $0.4 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 13. Property Dispositions

Our property dispositions are also discussed in Note 4 and Note 5.

During the three and nine months ended September 30, 2024, we sold two and eight properties, respectively, for total proceeds, net of selling costs, of $79.1 million and $274.3 million, respectively. During the three and nine months ended September 30, 2024, we recognized a net loss on these sales totaling $0.6 million and net gain on these sales totaling $23.6 million, respectively (inclusive of income taxes totaling $0.1 million recognized upon sale during the nine months ended September 30, 2024).

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

Net Lease Office Properties 9/30/2024 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Note 14. Geographic Information

Our portfolio is comprised of domestic and international investments. At September 30, 2024, our international investments were comprised of investments in Poland, United Kingdom, and Norway. No international tenant or country individually comprised at least 10% of our total lease revenues for the three and nine months ended September 30, 2024 or 2023, or at least 10% of our total long-lived assets at September 30, 2024 or December 31, 2023. One domestic tenant comprised (i) 25.2% and 18.2% of our total lease revenues for the three months ended September 30, 2024 and 2023, respectively, and 21.8% and 17.8% for the nine months ended September 30, 2024 and 2023, respectively, and (ii) 20.1% and 14.4% of our total long-lived assets at September 30, 2024 and December 31, 2023, respectively. Another domestic tenant comprised 13.1% and 9.8% of our total lease revenues for the three months ended September 30, 2024 and 2023, respectively, and 11.8% and 9.7% for the nine months ended September 30, 2024 and 2023, respectively. The following tables present the geographic information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Domestic	$29,499	$39,253	$107,023	$117,169
International	1,982	3,853	7,494	11,402
Total	$31,481	$43,106	$114,517	$128,571

	September 30, 2024	December 31, 2023
Long-lived Assets (a)
Domestic	$748,489	$1,025,078
International (b)	54,535	146,747
Total	$803,024	$1,171,825
__________
(a)Consists of Net investments in real estate.
(b)We sold two international properties during the nine months ended September 30, 2024 (Note 4, Note 5, Note 13).

Note 15. Subsequent Events

Dispositions

In October 2024, we sold a property located in Houghton le Spring, United Kingdom, for gross proceeds of $3.9 million.

Repayments of NLOP Financing Arrangements

In October 2024, we repaid $10.0 million of outstanding principal on the NLOP Mortgage Loan using disposition proceeds and excess cash from operations (Note 9).
Net Lease Office Properties 9/30/2024 10-Q – 24

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

Net Lease Office Properties 9/30/2024 10-Q – 25

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

Financial Highlights

During the nine months ended September 30, 2024 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the nine months ended September 30, 2024, we sold eight properties for total proceeds, net of selling costs, of $274.3 million (Note 13).
•In April 2024, we disposed of two properties by transferring ownership to the respective mortgage lenders, in satisfaction of non-recourse mortgage loans encumbering the properties totaling $33.0 million (Note 13).
•In October 2024, we sold one property for gross proceeds of $3.9 million (Note 15).

Debt Repayments

•During the nine months ended September 30, 2024, we repaid $239.8 million and $34.6 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from certain dispositions and lease terminations, as well as excess cash from operations (Note 9).
•During the nine months ended September 30, 2024, we prepaid one non-recourse mortgage loan for $19.2 million, which had an interest rate of 5.2% on its date of repayment (Note 9).
•In October 2024, we repaid $10.0 million of outstanding principal on the NLOP Mortgage Loan using disposition proceeds and excess cash from operations (Note 15).

Net Lease Office Properties 9/30/2024 10-Q – 26

Summary Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$31,481	$43,106	$114,517	$128,571

Net (loss) income attributable to NLOP	(40,295)	2,764	(55,686)	10,332

Net cash provided by operating activities (a)			61,378	63,869
Net cash provided by (used in) investing activities			254,695	(4,617)
Net cash used in financing activities			(298,108)	(59,016)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	6,836	20,497	14,774	63,403
Adjusted funds from operations attributable to NLOP (AFFO)	13,106	24,212	50,522	72,310
__________
(a)Amount for the nine months ended September 30, 2024 includes $10.3 million of proceeds from the sale of a net investment in sales-type lease (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to the impact of disposition activity and tenant vacancies at certain properties, partially offset by higher other lease-related income.

Net (Loss) Income Attributable to NLOP

We recognized net loss attributable to NLOP for the three months ended September 30, 2024, compared to net income attributable to NLOP for the three months ended September 30, 2023, primarily due to impairment charges and higher interest expense recognized during the current year period.

We recognized net loss attributable to NLOP for the nine months ended September 30, 2024, compared to net income attributable to NLOP for the nine months ended September 30, 2023, primarily due to impairment charges and higher interest expense recognized during the current year period, partially offset by gain on sale of real estate recognized during the current year period.

FFO

FFO decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to higher interest expense (including amortization of deferred financing costs) and the impact of disposition activity, partially offset by higher other lease-related income during the nine months ended September 30, 2024.

AFFO

AFFO decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to higher interest expense (excluding amortization of deferred financing costs) and the impact of disposition activity, partially offset by higher other lease-related income during the nine months ended September 30, 2024.

Net Lease Office Properties 9/30/2024 10-Q – 27

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2024	December 31, 2023
ABR (in thousands)	$97,783	$142,438
Number of properties	45	55
Number of tenants	48	59
Occupancy	81.6%	97.0%
Weighted-average lease term (in years)	4.3	5.8
Leasable square footage (in thousands) (a)	6,495	8,379
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Portfolio

The tables below represent information about our portfolio at September 30, 2024 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage (a)	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc.	Texas	$20,156	20.6%	913,713	1	5.7
JPMorgan Chase Bank, N.A.	Florida, Texas	9,069	9.3%	666,869	3	4.7
Siemens AS (b)	Norway	4,535	4.6%	165,905	1	1.2
Pharmaceutical Product Development, LLC	North Carolina	3,983	4.1%	219,812	1	9.2
Omnicom Group, Inc.	California	3,961	4.1%	120,000	1	4.0
Northrup Grumman Systems Corporation	Minnesota	3,821	3.9%	191,336	1	5.2
E.On UK PLC (b) (c)	United Kingdom	3,819	3.9%	217,339	1	0.8
R.R. Donnelley & Sons Company	Illinois	3,393	3.5%	167,215	1	3.0
Board of Regents, State of Iowa	Iowa	3,254	3.3%	191,700	1	6.1
Bankers Financial Corporation	Florida	3,228	3.3%	111,357	1	0.8
Total		$59,219	60.6%	2,965,246	12	4.6
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)This property was sold in October 2024 (Note 15).

Net Lease Office Properties 9/30/2024 10-Q – 28

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
Remaining 2024	2	1	$16	—%	2,120	—%
2025	13	13	21,766	22.3%	1,001,564	15.4%
2026	8	8	7,014	7.2%	458,038	7.0%
2027	7	6	8,824	9.0%	499,571	7.7%
2028	5	4	8,628	8.8%	371,447	5.7%
2029	6	5	7,534	7.7%	423,873	6.5%
2030	7	6	32,374	33.1%	1,783,022	27.5%
2031	1	1	615	0.6%	50,600	0.8%
2032	2	2	3,648	3.7%	257,008	4.0%
2033	1	1	3,983	4.1%	219,812	3.4%
2035	2	2	2,951	3.0%	201,229	3.1%
2037	1	1	430	0.5%	31,120	0.5%
Vacant	—	—	—	—%	1,195,376	18.4%
Total	55		$97,783	100.0%	6,494,780	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of September 30, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues
Lease revenues	$29,975	$41,977	$(12,002)	$103,438	$124,972	$(21,534)
Income from finance leases	—	294	(294)	89	1,175	(1,086)
Other lease-related income	1,506	835	671	10,990	2,424	8,566
	$31,481	$43,106	$(11,625)	$114,517	$128,571	$(14,054)

Net Lease Office Properties 9/30/2024 10-Q – 29

Lease Revenues

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, lease revenues decreased by $12.0 million and $21.5 million, respectively, primarily due to disposition activity and tenant vacancies at certain properties.

Income from Finance Leases

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, income from direct finance leases decreased by $0.3 million and $1.1 million, respectively, primarily due to the reclassification of our remaining direct financing lease investment to operating lease during the third quarter of 2023, as well as the disposition of our remaining property classified as net investments in sales-type lease during the first quarter of 2024 (Note 5).

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Operating Expenses
Impairment charges — real estate	$34,164	$—	$34,164	$46,451	$—	$46,451
Depreciation and amortization	12,375	17,785	(5,410)	45,467	53,226	(7,759)
Reimbursable tenant costs	6,415	7,091	(676)	19,804	20,831	(1,027)
Property expenses, excluding reimbursable tenant costs	3,035	2,352	683	7,938	6,479	1,459
General and administrative	1,823	3,435	(1,612)	5,604	10,034	(4,430)
Asset management fees	1,465	—	1,465	4,868	—	4,868
Separation and distribution related costs and other	—	1,343	(1,343)	16	2,882	(2,866)
	$59,277	$32,006	$27,271	$130,148	$93,452	$36,696

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 7.

Depreciation and Amortization

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, depreciation and amortization expense decreased by $5.4 million and $7.8 million, respectively, primarily due to the impact of disposition activity, partially offset by accelerated amortization of intangible assets during the nine months ended September 30, 2024 in connection with a lease restructuring.

Reimbursable Tenant Costs

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, reimbursable tenant costs decreased by $0.7 million and $1.0 million, respectively, primarily due to the impact of dispositions, partially offset by higher insurance premiums paid on certain properties.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, property expenses, excluding reimbursable tenant costs, increased by $0.7 million and $1.5 million, respectively, primarily due to tenant vacancies during the current year periods (which resulted in property expenses no longer being reimbursable).

Net Lease Office Properties 9/30/2024 10-Q – 30

General and Administrative

Prior to the Spin-Off on November 1, 2023 (Note 1), General and administrative expenses were allocated to NLOP based on the relative percentage of annualized based rent of NLOP. The amounts allocated are not necessarily indicative of the actual amount of indirect expenses that would have been recorded had NLOP been a separate independent entity.

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, general and administrative expenses decreased by $1.6 million and $4.4 million, respectively, primarily since the current year periods represents actual direct expenses incurred (including $1.0 million and $3.0 million, respectively, of administrative reimbursements paid to our Advisor (Note 3)), compared to the allocation of expenses described above for the prior year periods.

Asset Management Fees

Upon completion of the Spin-Off on November 1, 2023 (Note 1), we began paying asset management fees to our Advisor, which totaled $1.5 million and $4.9 million during the three and nine months ended September 30, 2024, respectively (Note 3).

Separation and Distribution Related Costs and Other

Separation and distribution related costs and other are comprised of costs related to the Spin-Off for the three and nine months ended September 30, 2023.

Other Income and (Expenses), and Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Other Income and (Expenses), and Provision for Income Taxes
Interest expense	$(11,744)	$(8,053)	$(3,691)	$(60,342)	$(24,433)	$(35,909)
(Loss) gain on sale of real estate, net	(644)	—	(644)	21,303	—	21,303
Other gains and (losses)	395	(25)	420	(94)	26	(120)
Provision for income taxes	(485)	(232)	(253)	(858)	(303)	(555)
	$(12,478)	$(8,310)	$(4,168)	$(39,991)	$(24,710)	$(15,281)

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

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, interest expense increased by $3.7 million and $35.9 million, respectively, primarily due to the $455.0 million of NLOP Financing Arrangements entered into during the fourth quarter of 2023 (Note 9).

(Loss) Gain on Sale of Real Estate, Net

(Loss) gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period, as more fully described in Note 4, Note 5, and Note 13.

Net Lease Office Properties 9/30/2024 10-Q – 31

Other Gains and (Losses)

For the three months ended September 30, 2024, other gains and (losses) of $0.4 million were primarily comprised of (i) interest income on our cash deposits of $0.7 million, (ii) net realized and unrealized gains on foreign currency exchange rate movements of $0.1 million, and (iii) net realized and unrealized losses on our interest rate cap derivative of ($0.4) million (Note 8).

For the nine months ended September 30, 2024, other gains and (losses) of $(0.1) million were primarily comprised of (i) net realized and unrealized losses on our interest rate cap derivative of ($1.0) million (Note 8), (ii) net realized and unrealized losses on foreign currency exchange rate movements of ($0.5) million, (iii) a loss on extinguishment of debt of ($0.3) million (Note 9), and (iv) interest income on our cash deposits of $1.7 million.

For the three and nine months ended September 30, 2023, other gains and (losses) were immaterial.

Provision for Income Taxes

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, provision for income taxes increased by $0.3 million and $0.6 million, respectively, primarily due to net income recognized on a taxable entity during the current year periods.

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

	Nine Months Ended September 30,		Change
	2024	2023
Net cash provided by operating activities	$61,378	$63,869	$(2,491)
Net cash provided by (used in) investing activities	254,695	(4,617)	259,312
Net cash used in financing activities	(298,108)	(59,016)	(239,092)

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $2.5 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher interest expense and the impact of dispositions, partially offset by $10.3 million of proceeds received from the sale of a net investment in sales-type lease during the current year period (Note 5).

Net Cash Provided by (Used in) Investing Activities — Net cash provided by (used in) investing activities increased by $259.3 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to proceeds from dispositions during the current year period.

Net Cash Used in Financing Activities — Net cash used in financing activities increased by $239.1 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher payments of the NLOP Financing Arrangements and mortgage principal.

Net Lease Office Properties 9/30/2024 10-Q – 32

Summary of Financing

The table below summarizes our non-recourse mortgages, NLOP Mortgage Loan, and NLOP Mezzanine Loan (dollars in thousands):

	September 30, 2024	December 31, 2023
Carrying Value
Fixed rate:
NLOP Mezzanine Loan (a)	$75,810	$106,299
Non-recourse mortgages (a)	73,193	125,038
	149,003	231,337
Variable rate:
NLOP Mortgage Loan — Amount subject to interest rate cap (a)	47,767	266,844
Non-recourse mortgages (a)	42,642	43,798
	90,409	310,642
	$239,412	$541,979

Percent of Total Debt
Fixed rate	62%	43%
Variable rate	38%	57%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	9.6%	9.4%
Variable rate	7.5%	9.6%
Total debt	8.8%	9.5%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $3.4 million and $21.6 million as of September 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs totaling $1.6 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

The NLOP Mortgage Loan was subject to certain deleveraging thresholds that required us to make repayments on the original loan balance. During the nine months ended September 30, 2024, we repaid $239.8 million and $34.6 million of outstanding principal on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively, using proceeds from certain dispositions and lease terminations, as well as excess cash from operations. As a result of these repayments, we reached (i) the first deleveraging threshold, which was repayments on the original loan balance totaling 15% (or $50.3 million) on or prior to November 1, 2024, (ii) the second deleveraging threshold, which was repayments on the original loan balance totaling 25% (or $83.8 million) on or prior to November 1, 2025, such that 40% of the loan has been repaid, and (iii) the third and final deleveraging threshold, which was repayments on the original loan balance totaling 30% (or $100.5 million) on or prior to November 1, 2026, such that 70% of the loan has been repaid (Note 9). At September 30, 2024, we had $49.1 million and $79.7 million total principal outstanding on the NLOP Mortgage Loan and NLOP Mezzanine Loan, respectively. In October 2024, we repaid $10.0 million of outstanding principal on the NLOP Mortgage Loan using disposition proceeds and excess cash from operations (Note 15).

Net Lease Office Properties 9/30/2024 10-Q – 33

Cash Resources

At September 30, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $36.1 million. Of this amount, $10.2 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $83.7 million at September 30, 2024, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements and Liquidity

As of September 30, 2024, scheduled debt principal payments total $0.3 million during the remainder of 2024 and $157.0 million during 2025 (Note 9).

During the next 12 months following September 30, 2024 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $115.6 million, with $66.6 million due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligations (future interest payments total $8.5 million, with $5.9 million due during the next 12 months);
•making scheduled principal payments on the NLOP Financing Arrangements, totaling $128.8 million (no amounts are due during the next 12 months);
•making scheduled interest payments on the NLOP Financing Arrangements (future interest payments total $55.1 million, with $16.6 million due during the next 12 months); includes 4.5% payment-in-kind interest on the NLOP Mezzanine Loan that we have the option to capitalize into the principal balance;
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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2024.

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

Net Lease Office Properties 9/30/2024 10-Q – 34

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

Net Lease Office Properties 9/30/2024 10-Q – 35

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to NLOP	$(40,295)	$2,764	$(55,686)	$10,332
Adjustments:
Impairment charges — real estate	34,164	—	46,451	—
Depreciation and amortization of real property	12,375	17,785	45,467	53,226
Loss (gain) on sale of real estate, net	644	—	(21,303)	—
Proportionate share of adjustments for noncontrolling interests (a)	(52)	(52)	(155)	(155)
Total adjustments	47,131	17,733	70,460	53,071
FFO (as defined by NAREIT) attributable to NLOP	6,836	20,497	14,774	63,403
Adjustments:
Amortization of deferred financing costs	4,766	293	28,824	2,296
Above and below-market rent intangible lease amortization, net	519	905	2,527	2,717
Straight-line and other leasing and financing adjustments	495	259	2,005	(948)
Other (gains) and losses (b)	290	25	1,220	(26)
Other amortization and non-cash items	203	96	1,341	280
Stock-based compensation	75	952	225	2,566
Tax benefit — deferred and other	(65)	(145)	(371)	(821)
Separation and distribution related costs and other (c)	—	1,343	16	2,882
Proportionate share of adjustments for noncontrolling interests (a)	(13)	(13)	(39)	(39)
Total adjustments	6,270	3,715	35,748	8,907
AFFO attributable to NLOP	$13,106	$24,212	$50,522	$72,310

Summary
FFO (as defined by NAREIT) attributable to NLOP	$6,836	$20,497	$14,774	$63,403
AFFO attributable to NLOP	$13,106	$24,212	$50,522	$72,310
__________
(a)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(b)Primarily comprised of gains and losses on extinguishment of debt, and foreign currency transactions.
(c)Amounts for the three and nine months ended September 30, 2023 are comprised of costs related to the Spin-Off.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 9/30/2024 10-Q – 36

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

At September 30, 2024, fixed-rate debt comprises 62% of our debt and variable-rate debt comprises 38%.

Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2024 (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Total	Fair Value
Fixed-rate debt (a)	$334	$66,325	$7,379	$—	$79,716	$153,754	$147,445
Variable-rate debt (a)	$—	$90,690	$—	$—	$—	$90,690	$87,599
__________
(a)Amounts are based on the exchange rate at September 30, 2024, as applicable.

Annual interest expense on our variable-rate debt at September 30, 2024 would increase or decrease by $0.9 million, for each respective 1% change in annual interest rates.

Net Lease Office Properties 9/30/2024 10-Q – 37

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in three foreign currencies, primarily the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone, British pound sterling, or euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2024 of less than $0.1 million for all three currencies.

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

For the nine months ended September 30, 2024, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•93% related to domestic operations; which included concentrations of 33% and 21% in Texas and Minnesota, respectively.
Net Lease Office Properties 9/30/2024 10-Q – 38

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2024 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 9/30/2024 10-Q – 39

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

Net Lease Office Properties 9/30/2024 10-Q – 40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	November 6, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2024	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 9/30/2024 10-Q – 41