Form 10-K
period 2024-12-31
Net Lease Office Properties
filed 2025-02-27
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $362.1 million.
As of February 21, 2025, there were 14,814,075 shares of Common Stock of registrant outstanding..
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Net Lease Office Properties 2024 10-K – 1

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

Net Lease Office Properties 2024 10-K – 2

PART I

Item 1. Business.

General Development of Business

Net Lease Office Properties (“NLOP” or the “Company”) is a Maryland real estate investment trust that, together with our consolidated subsidiaries, owns a diversified portfolio of office properties that are primarily leased to corporate tenants on a single-tenant, net-lease basis. Our net leases generally specify a base rent with rent increases and require the tenant to pay substantially all costs associated with operating and maintaining the property. We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) effective as of November 1, 2023.

The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised of single-tenant office facilities that are critical to our tenants’ operations. As of December 31, 2024, our portfolio was comprised of 39 properties, net-leased to 43 corporate tenants operating in a variety of industries, generating annualized base rent (“ABR”) of approximately $88.1 million. As of December 31, 2024, almost all of our properties were located in the United States, except for two properties located in Europe.

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

Narrative Description of Business

Business Objectives and Strategy

Our business plan is to focus on realizing value for our shareholders primarily through strategic asset management and disposition of our property portfolio over time. Our Advisor is generally responsible for all aspects of our operations including but not limited to formulating and evaluating the terms of each proposed disposition, arranging and executing the disposition of each asset, negotiating and monitoring the terms of our borrowings, preparing and filing our financial statements and required filings with the SEC, and other management services, under the supervision of our Board of Trustees (our “Board”). We anticipate using the proceeds of dispositions to pay down debt, pay distributions to our shareholders, and reinvest in our properties through capital expenditures, as needed.

Financing Strategies

On September 20, 2023, in connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan maturing on November 9, 2025, subject to two separate one-year extension options (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). The NLOP Financing Arrangements were initially collateralized by the assignment of certain of our previously unencumbered real estate properties. Following the repayment of the NLOP Mortgage Loan during 2024 (as discussed below), only the NLOP Mezzanine Loan is collateralized by the assignment of such properties.

The funding of the NLOP Financing Arrangements occurred on November 1, 2023 (the date of the Spin-Off). We borrowed an aggregate of $455.0 million and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $343.9 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

Net Lease Office Properties 2024 10-K – 3

The NLOP Financing Arrangements are structured, in part, to provide us with the ability to engage in dispositions of assets as contemplated by our overall strategy. We fully repaid the NLOP Mortgage Loan during 2024, with proceeds from such dispositions, as well as cash flow from rent on our properties and other sources. We intend to pay down the NLOP Mezzanine Loan with proceeds from dispositions and cash flow from rent on our properties, in accordance with the terms of the NLOP Mezzanine Loan. At December 31, 2024, we had $61.1 million total principal outstanding on the NLOP Mezzanine Loan.

As of December 31, 2024, six additional properties were encumbered by outstanding individual mortgages totaling approximately $111.3 million. We intend to repay or refinance these mortgages at maturity. We may also consider other options, including other forms of debt, additional mortgages, or leverage when available.

Our Portfolio

At December 31, 2024, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 39 net-leased properties;
•Total net-leased square footage — approximately 5.6 million; and
•Occupancy rate — approximately 85.2%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2024, our tenants/leases had the following characteristics:

•Number of tenants — 43;
•Investment grade tenants as a percentage of total ABR — 25%;
•Implied investment grade tenants as a percentage of total ABR — 20%;
•Weighted-average lease term (“WALT”) — 4.3 years;
•94.8% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦Fixed — 70.3%
◦Consumer Price Index (“CPI”) and similar — 24.3%
◦Other — 0.2%

Human Capital

We have no employees. However, employees of WPC are available to perform services under our Advisory Agreements. Our Advisory Agreements do not require the Advisor to dedicate any particular employees to us.

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

Our Code of Business Conduct and Ethics, which applies to all trustees, officers, and employees, including our chief executive officer and chief financial officer, is also available on our website. We intend to make available on our website all disclosures that are required under the Securities Exchange Act of 1934 (the “Exchange Act”) or NYSE listing standards concerning amendments or waivers to our Code of Business Conduct and Ethics. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Net Lease Office Properties 2024 10-K – 4

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

Our business may be adversely affected by market and economic volatility experienced by the United States and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine, rising tensions between China and Taiwan and the conflict in the Middle East), tariffs, sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our business, financial condition, results of operations and/or distributions as a result of one or more of the following, among other potential consequences:

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

Remote working arrangements for personnel in response to the pandemic changed work practices in a manner that has negatively impacted us and our business. In particular, the increased adoption of and familiarity with remote work practices, and the increase in tenants seeking to sublease their leased office space, as well as tenant uncertainty regarding office space needs given evolving remote and hybrid working trends which began with the COVID-19 pandemic, resulted in decreased demand for office space in certain places and certain types of properties. While office occupancy has generally improved since the end of the pandemic, it remains below pre-pandemic levels in certain places and for certain classes of office properties. Real estate sales prices depend on a number of factors, including occupancy percentages, and lease rates, and in light of current office space utilization trends, our ability to find buyers for our properties at desirable prices, or at all, has been adversely impacted by these trends. The need to reconfigure leased office space may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, the tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. The

Net Lease Office Properties 2024 10-K – 5

changes in work habits and reduced demand for office space have also resulted in adverse capital markets and financing conditions for office properties. The value of our properties and our business, operating results, financial condition and prospects may continue to be materially adversely impacted by the negative trends impacting the office property market.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our business, financial condition and results of operations.

We compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have. As of December 31, 2024, approximately 22.6% of our ABR was comprised by tenants with leases expiring in the next two years.

We derive our net income primarily from rent received from our tenants, and our profitability is significantly dependent upon ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. As of December 31, 2024, our portfolio had a WALT of 4.3 years, and no properties were fully vacant. If our tenants decide not to renew their leases, terminate early or default on their lease, or if we fail to find suitable tenants to lease our vacant properties, we may not be able to re-lease the space or may experience delays in finding suitable replacement tenants and may be in default under the NLOP Mezzanine Loan.

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

We are actively pursuing dispositions of our properties. Real estate sales prices are constantly changing and fluctuate based on many factors, including as a result of changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In particular, in light of current office space utilization trends, our ability to find buyers for our properties at desirable prices, or at all, has been adversely impacted by these trends, and we may be required to sell our properties for less than their market value. If we are not able to find buyers for our assets or if we have overestimated the value of our assets, any distributions to our shareholders may be delayed or reduced.

Inflation has adversely affected our financial condition, cash flows and results of operations, and may continue to do so in the future.

Periods of inflation and elevated interest rates, particularly when sustained over a longer time horizon, have an adverse impact on our operations and financial condition. Continued inflation has adversely affected tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Net Lease Office Properties 2024 10-K – 6

We depend on significant tenants, and the majority of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.

As of December 31, 2024, our top tenant in our portfolio (by ABR) represented approximately 22.9% of ABR, our three largest tenants in our portfolio (by ABR) represented approximately 38.0% of ABR, and our ten largest tenants in our portfolio (by ABR) represented approximately 64.6% of ABR. In addition, as of December 31, 2024, the majority of our ABR was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.

High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.

As of December 31, 2024, 39.4% of our portfolio (as a percentage of ABR) was located in Texas, representing the highest concentration of our assets, and 10.1% was located in Minnesota. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations. Any adverse developments in the economy or real estate market in the areas in which we concentrate or any decrease in demand for office space resulting from regulatory or business environment in the areas in which we concentrate could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.

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

Net Lease Office Properties 2024 10-K – 7

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

We have invested in two properties located outside the United States. At December 31, 2024, our real estate properties located outside of the United States represented 5.6% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. If our Advisor fails to properly mitigate such additional risks, it could result in operational failures, governmental sanctions, or other liabilities.

We are also subject to potential fluctuations in exchange rates between the euro or Norwegian krone and the U.S. dollar because we translate revenue denominated in euros or Norwegian kroner into U.S. dollars for our financial statements. Our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other

Net Lease Office Properties 2024 10-K – 8

considerations, a stronger U.S. dollar will reduce both our revenues and our expenses), which may in turn adversely affect the price of our common shares.

We may be materially adversely affected by laws, regulations or other issues related to climate change as well as by potential physical impacts related to climate change.

We are subject to laws and regulations related to climate change. For example, the State of California has enacted new climate change disclosure requirements, including emissions requirements. Regulations and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.

We are currently assessing our obligations under these laws and regulations, but we expect that compliance with these laws and regulations could result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. We also expect that over time we will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, loss of tenants, lower valuation and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.

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

As of December 31, 2024, net of capitalized financing costs, we had approximately $169.2 million of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to need to invest in our current portfolio and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness may have material adverse consequences for us, including:

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

Net Lease Office Properties 2024 10-K – 9

borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness, which may have a material adverse effect on our business, financial condition and results of operations.

We have existing debt and refinancing risks that could affect our cost of operations.

At December 31, 2024, fixed-rate debt comprises 76% of our debt and variable-rate debt comprises 24%. We may incur additional fixed and variable-rate indebtedness in the future. As a result, we are, and expect to be, subject to the risks normally associated with debt financing including:

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

In connection with the Spin-Off, we entered into the NLOP Financing Arrangements; however, we may require additional capital to implement our business plan, respond to business opportunities, challenges or unforeseen circumstances and may determine to engage in equity or debt financings, refinance the NLOP Mezzanine Loan or enter into new credit facilities. If we are unable to refinance or repay the debt as it becomes due or obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business plan and to respond to business challenges could be limited.

The NLOP Financing Arrangements will limit our ability to pay dividends on our common shares.

Covenants contained in the instruments governing the NLOP Financing Arrangements limit the dividends that may be paid by the subsidiary borrower, which in turn will affect our ability to pay distributions to our shareholders, except as may be required for us (and our subsidiary REITs) to avoid the imposition of income and excise taxes. Covenants also limit the amount of cash distributions that may be paid by the subsidiary borrower to less than $1.0 million. Distributions in excess of this amount must be paid in a combination of cash and common shares, which will in turn affect the cash and common share components of any distributions we may pay to our shareholders. We may be required to utilize alternative financing or other procedures to satisfy the applicable REIT distribution requirements (including the payment of dividends in common shares, which may place downward pressure on the market price of our common shares). Any inability to pay dividends may negatively impact our REIT status or could cause shareholders to sell our common shares, which may have a material adverse effect on our business, financial condition and results of operations.

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

Net Lease Office Properties 2024 10-K – 10

Our governing documents do not limit the amount of indebtedness we may incur and we may become more highly leveraged.

Our Board may permit us to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and funds available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase, which may have a material adverse effect on our business, financial condition and results of operations.

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

The instruments governing the NLOP Financing Arrangements contain restrictions on our ability to pay distributions, the amount of additional debt we may incur and other restrictions and requirements on our operations. There are also restrictions on the ability of our subsidiary borrower, NLO Mezzanine Borrower LLC, to pay distributions, which in turn affects our ability to pay distributions except for distributions required for REIT compliance. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in adverse consequences to our financial condition. The instruments governing the NLOP Financing Arrangements also contain cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations. The original NLOP Financing Arrangements contained two sets of financings, a Senior Loan (which has been repaid) and a Mezzanine Loan. Additionally, the NLOP Mezzanine Loan is secured by pledges of equity of the NLOP Mortgage Loan Borrowers (and, with respect to the NLOP Mortgage Loan Borrowers that are limited partnerships, the general partners thereof), NLO Holding Company LLC, and each of NLO MB TRS LLC and NLO SubREIT LLC. Any inability to service our obligations under the NLOP Mortgage Loan could lead to foreclosure on the assets securing such debt, which could have a materially adverse effect on our business, financial condition, and results of operations.

The agreement governing the NLOP Mortgage Loan (the “NLOP Mortgage Loan Agreement”) also contains certain cash management provisions which provide that all cash from the assets indirectly securing such debt is held by the lenders and applied pursuant to a waterfall set forth in the NLOP Mortgage Loan Agreement, with excess cash flow being retained by the Lenders (subject to NLOP Mortgage Loan Borrowers’ right to request funds for certain permitted payments). In addition, upon the occurrence of certain trigger events (such as specified events of default or a bankruptcy event with respect to an NLOP Mortgage Loan Borrower), the lenders have the right to retain any excess cash flow as additional collateral for the loan, until such trigger event is cured, subject to certain rights to distributions for REIT compliance purposes and current interest on the NLOP Mezzanine Loan.

Net Lease Office Properties 2024 10-K – 11

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

Our Board may change our divestiture strategy, financing strategy or leverage policies with respect to operations, indebtedness, capitalization and dividends at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. Such a change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, among other risks. These changes could adversely affect our ability to pay dividends to our shareholders, and may have a material adverse effect on our business, financial condition and results of operations.

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

Net Lease Office Properties 2024 10-K – 12

locating a new buyer and negotiating a new sale agreement for any such sale. If we incur these additional costs, potential distributions to our shareholders would be reduced.

Shareholder litigation related to any disposition strategy could result in substantial costs and distract our Board and Advisor.

Historically, extraordinary corporate actions by a company, such as disposition strategies, often lead to securities class action lawsuits being filed against that company. Defending ourselves in any litigation related to any disposition strategy may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert our Board and our Advisor’s attention from implementing the disposition strategy and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages; however, if applicable, they may be significant and may cause potential distributions to our shareholders to be reduced and/or delayed.

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

Although at least a majority of our Board must be independent and at least a majority of independent trustees must approve any transaction involving our Advisor, we have limited independence from our Advisor due to this delegation.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. Information technology, communication networks, and other computer resources are essential for us to carry out important operational activities and maintain our business records.

Our Advisor has implemented processes, procedures, and controls, which are reviewed periodically and are intended to address ongoing and evolving cybersecurity risks. However, these measures do not guarantee that our financial results will not be negatively impacted by such an incident, especially in light of the fact that it is not always possible to anticipate, detect, or recognize threats to our systems. Additionally, as artificial intelligence (“AI”) technologies become increasingly sophisticated, the security risks associated with their use and the potential for misuse also increase. The primary risks that could directly result

Net Lease Office Properties 2024 10-K – 13

from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, expensive remediation efforts, liability exposure under federal and state law, and private data exposure. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

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

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would materially and adversely affect us and the value of our common shares.

We have elected to be taxed as a REIT and believe we have operated and will operate in a manner that has allowed us to qualify and to remain qualified as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT and the IRS or any court could take a position different from our own. Therefore, we cannot guarantee that we qualify as a REIT or that we will remain qualified as such in the future. If we (or any of our subsidiary REITs) fail to qualify as a REIT or lose our REIT status, we (or our subsidiary REITs) will face significant tax consequences that would substantially reduce our cash available for distribution to our shareholders for each of the years involved because:

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

Even though we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries (“TRSs”) will be subject to income tax as regular corporations in the jurisdictions in which they operate.

Net Lease Office Properties 2024 10-K – 14

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

Net Lease Office Properties 2024 10-K – 15

We have made and intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the non-deductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. These distribution requirements are equally applicable to any subsidiary REIT in which we invest.

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, including the possibility of major tax legislation, with or without retroactive application, could adversely affect us or our investors, including holders of our common shares or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Even though we qualify as a REIT, certain of our business activities will be subject to other tax liabilities, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

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

Net Lease Office Properties 2024 10-K – 16

Risks Related to an Investment in Our Common Shares

Limitations on the ownership of our common shares and other provisions of our Declaration of Trust and the NLOP Financing Arrangements may preclude the acquisition or change of control of our company.

Certain provisions contained in our Declaration of Trust and the NLOP Financing Arrangements may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of our Declaration of Trust are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our shares that might jeopardize REIT qualification. Among other things, unless exempted by our Board, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding common shares of NLOP by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of each class and series of outstanding preferred shares of NLOP by value or by number of shares, whichever is more restrictive. Our Board may, in its sole discretion, grant exemptions to the share ownership limits, subject to such conditions and the receipt by our Board of certain representations and undertakings.

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

Furthermore, under our Declaration of Trust, our Board has the authority to classify and reclassify any of our unissued shares into shares with such preferences, rights, powers and restrictions as our Board may determine. The authorization and issuance of a new class of shares could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests, which could have a material adverse effect on our business, financial condition and results of operations.

Maryland law may limit the ability of a third party to acquire control of us.

The Maryland Business Combination Act (Title 3, Subtitle 6 of the Maryland General Corporation Law (the “MGCL”)) (the “Business Combination Act”) imposes conditions and restrictions on certain “business combinations” (including, among other transactions, a merger, consolidation, share exchange, or, in certain circumstances, an asset transfer or issuance of equity

Net Lease Office Properties 2024 10-K – 17

securities) between a Maryland real estate investment trust and certain persons who beneficially own at least 10% of the corporation’s stock or affiliates of such persons (an “interested shareholder”). Unless approved in advance by our Board, or otherwise exempted by the statute, such a business combination is prohibited for a period of five years after the most recent date on which the interested shareholder became an interested shareholder. After such five-year period, a business combination with an interested shareholder must be: (a) recommended by our Board of the trust, and (b) approved by the affirmative vote of at least (i) 80% of the trust’s outstanding shares entitled to vote and (ii) two-thirds of the trust’s outstanding shares entitled to vote which are not held by the interested shareholder with whom the business combination is to be effected, unless, among other things, the trust’s common shareholders receive a “fair price” (as defined by the statute) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for his or her shares. As permitted under Maryland law, we have elected by resolution of our Board to opt out of the foregoing provisions on business combinations. However, we cannot assure you that our Board will not opt to be subject to such provisions in the future, including opting to be subject to such provisions retroactively.

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

Until the 2027 annual meeting of shareholders, we will have a classified Board and that may reduce the likelihood of certain takeover transactions.

Our Declaration of Trust initially divides our Board into three classes. The initial terms of the first, second and third classes will expire at the first, second and third annual meetings of shareholders, respectively, held following the Spin-Off. Initially, shareholders will elect only one class of trustees each year. Shareholders will elect successors to trustees upon the expiration of the terms of the initial trustees of each class. Commencing with the 2027 annual meeting of shareholders, each trustee shall be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies. Until the 2027 annual meeting of the shareholders, our Board will be classified, which may reduce the possibility of certain attempts to change control of the Company, such as through a tender offer or a proxy contest, even though a change in control might be in our best interests.

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

Our Declaration of Trust authorizes our Board to, among other things, issue additional common shares without shareholder approval. In addition, our Board has the power under our Declaration of Trust to amend our Declaration of Trust to increase (or decrease) the number of authorized shares of any class from time to time, without approval of our shareholders. We cannot predict whether future issuances or sales of our common shares, or the availability of shares for resale in the open market, will decrease the per share trading price of our common shares. The issuance of a substantial number of our common shares in the open market, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders’ interests in our company. In addition, prior to the completion of the Spin-Off, we adopted an equity compensation plan, and we issued or grant equity incentive awards exercisable for or convertible or exchangeable into our common shares under the plan. Future issuances of our common

Net Lease Office Properties 2024 10-K – 18

shares may be dilutive to existing shareholders, which may have a material adverse effect on our business, financial condition and results of operations.

Future offerings of debt securities, which would be senior to our common shares upon liquidation, or preferred equity securities which may be senior to our common shares for purposes of dividends or upon liquidation, may materially adversely affect the per share trading price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing NLO OP LLC or the NLOP Mortgage Loan Borrowers to issue such debt securities), including medium-term notes, senior or subordinated notes and additional classes or series of preferred shares. Upon liquidation, holders of our debt securities and shares of preferred shares or preferred units and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution of such assets to holders of our common shares. Additionally, any convertible or exchangeable securities that we may issue in the future may have rights, preferences and privileges more favorable than those of our common shares, and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Any preferred shares that we issue in the future could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Any such future offerings may reduce the per share trading price of our common shares, which may have a material adverse effect on our business, financial condition and results of operations.

We may change our dividend policy.

Future dividends will be declared and paid at the discretion of our Board, and the amount and timing of dividends will depend upon cash generated by operating activities, our business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, limitations in our debt agreements and such other factors as our Board deems relevant. Our Board may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. Any reduction in our dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common shares. As a result, the price of our common shares may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

We will incur increased costs as a result of operating as a public company. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. We qualify as an “emerging growth company.” For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the Spin-Off; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common shares less attractive because we rely on the exemptions available to us as an emerging growth company. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Net Lease Office Properties 2024 10-K – 19

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

As part of our Board’s oversight of risk management, our Board will review our cyber-risks and the actions being taken to mitigate such risks with our Advisor. These actions include implementing industry-recognized practices for protecting systems, third-party monitoring of certain systems and cybersecurity training for the Advisor’s employees. Board oversight of risk is also performed as needed between meetings through our Audit Committee and communications between our Advisor and our Board. Our Board will receive periodic education around cybersecurity risks and best practices.

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

Our Advisor’s information technology team is led by its Chief Information Officer who reports to its Chief Financial Officer and has extensive experience working with information security systems. Our Advisor’s information technology team consists of individuals with expertise in assessing, preventing and addressing cybersecurity risk and is responsible for executing our cybersecurity program as well as communicating regularly with our Advisor’s senior management, our Advisor’s cybersecurity governance committee, the Audit Committee and the Board. Our Advisor’s cybersecurity governance committee, comprised of the Advisor’s Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Head of Internal Audit and senior members of its information technology team, are responsible for developing and maintaining our cybersecurity policies and standards, monitoring ongoing compliance and program updates, and ensuring our information security is aligned with our business objectives and strategies under the oversight of our Board.

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

Our Advisor’s information technology and internal audit teams utilize frameworks consistent with well-recognized industry cybersecurity frameworks to identify and mitigate information security risks and oversee an active cybersecurity training program.

In addition, our Advisor’s information technology team conducts routine security assessments as well as ongoing cybersecurity training campaigns for the Advisor’s employees and board of directors to enhance awareness and increase vigilance for the various types of cybersecurity attacks to which they may be exposed. Our Advisor’s internal audit team evaluates and monitors

Net Lease Office Properties 2024 10-K – 20

our internal controls over systems access in an effort to mitigate information security risks that may result from unauthorized access to systems and data.

Third-party vendors are vetted through our Advisor’s service delivery program to ensure they have an established cybersecurity program. Our Advisor has also engaged a managed security provider to manage a supply chain defense subscription that will help obtain visibility into cybersecurity risks across third party vendors by proactively identifying, prioritizing, and driving remediation for cyber risks posed by critical business partners. Our Advisor’s managed security provider’s risk operations center will escalate certain alerts regarding third-party vendors directly to the IT Department thus providing direct collaboration with third parties, saving time and improving risk reduction while safeguarding our relationships with such third parties.

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, including but not limited to automated event-detection notifications or similar technologies which are monitored by our Advisor’s managed cybersecurity provider, notifications from our Advisor’s employees, vendors or service providers, and notifications from third party information technology system providers. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to our Advisor’s incident response plan follows the procedures set forth in the plan to investigate the potential incident, such as determining the nature of the event and assessing the severity of the event.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, the incident response team is responsible for containing the cybersecurity incident, consistent with the procedures in the incident response plan.

Once a cybersecurity incident is contained, the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident. They may include returning affected systems to an operationally ready state and confirming that the affected systems are functioning normally.

Our Advisor has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including outside legal counsel, vendors and external insurance brokers.

In the event of a cybersecurity incident, the incident response team is responsible for following the steps outlined in our Advisor’s incident response plan, including notifying our Audit Committee and Board, as appropriate.

Cybersecurity Risks

As of December 31, 2024, we are not aware of any instances of material cybersecurity incidents that impacted the Company in the last three years. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A. Risk Factors – The occurrence of cyber incidents, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

Net Lease Office Properties 2024 10-K – 21

Item 4. Mine Safety Disclosures.

Not applicable.

Net Lease Office Properties 2024 10-K – 22

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are listed on the NYSE under the ticker symbol “NLOP.” At February 21, 2025 there were 7,217 registered holders of record of our common shares. This figure does not reflect the beneficial ownership of shares of our common shares.

Share Price Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for our common shares as compared with the S&P 500 Index and the MSCI US REIT Index. The graph assumes a $100 investment on November 2, 2023 (the date our common shares began trading on the NYSE), and its relative performance is tracked through December 31, 2024, together with the reinvestment of all dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common shares.

	At November 2, 2023	At December 31, 2023	At December 31, 2024
Net Lease Office Properties	$100.00	$179.61	$303.34
S&P 500 Index	100.00	110.81	138.53
MSCI US REIT Index	100.00	116.83	127.06

The share price performance included in this graph is not indicative of future share price performance.

Dividends

Dividends paid by NLOP will be authorized and determined by our Board, in its sole discretion, and will be dependent upon a number of factors. In general, we expect to pay dividends as necessary to maintain our REIT qualification and if we have excess cash available from disposition proceeds. In addition, the credit agreements for our NLOP Financing Arrangements (Note 11) contain covenants that limit the amount of distributions that we can pay, as discussed in Item 1A. Risk Factors. Refer to Note 13 for information on the tax treatment of our dividends.

Item 6. Reserved

Net Lease Office Properties 2024 10-K – 23

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our financial condition and results of operations for the year ended December 31, 2022. Refer to Item 1. Business for a description of our business.

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

Net Lease Office Properties 2024 10-K – 24

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

Financial Highlights

During the year ended December 31, 2024 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the year ended December 31, 2024, we sold 14 properties for total proceeds, net of selling costs, of $320.1 million (Note 16).
•In April 2024, we disposed of two properties by transferring ownership to the respective mortgage lenders, in satisfaction of non-recourse mortgage loans encumbering the properties totaling $33.0 million (Note 16).

Debt Repayments

•During the year ended December 31, 2024, we (i) fully repaid the NLOP Mortgage Loan, which had $288.9 million of outstanding principal as of December 31, 2023, and (ii) repaid $53.2 million of outstanding principal on the NLOP Mezzanine Loan, in each case using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources (Note 11).
•During the year ended December 31, 2024, we prepaid two non-recourse mortgage loans totaling $20.8 million, which had a weighted-average interest rate of 5.2% (Note 11).
•In February 2025, we repaid $3.3 million of outstanding principal on the NLOP Mezzanine Loan using excess cash (Note 18).

Summary Results

(in thousands)

	Years Ended December 31,
	2024	2023
Total revenues	$142,247	$174,965

Net loss attributable to NLOP	(91,471)	(131,746)

Dividends declared	—	4,971

Net cash provided by operating activities (a)	71,859	70,966
Net cash provided by investing activities	297,749	27,693
Net cash used in financing activities	(367,984)	(36,778)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	23,039	72,253
Adjusted funds from operations attributable to NLOP (AFFO)	62,048	93,928
__________

Net Lease Office Properties 2024 10-K – 25

(a)Amount for the year ended December 31, 2024 includes $10.3 million of proceeds from the sale of a net investment in sales-type lease (Note 7). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification (“ASC”) 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues decreased in 2024 as compared to 2023, primarily due to the impact of disposition activity and tenant vacancies at certain properties, partially offset by higher other lease-related income.

Net Loss Attributable to NLOP

Net loss attributable to NLOP decreased in 2024 as compared to 2023, primarily due to an impairment charge recognized on goodwill during 2023 and higher gain on sale of real estate, partially offset by higher interest expense and the impact of disposition activity.

FFO

FFO decreased in 2024 as compared to 2023, primarily due to higher interest expense (including amortization of deferred financing costs) and the impact of disposition activity, partially offset by higher other lease-related income and Spin-Off costs recognized during 2023.

AFFO

AFFO decreased in 2024 as compared to 2023, primarily due to the impact of disposition activity, partially offset by higher other lease-related income.

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2024	2023
ABR (in thousands)	$88,124	$142,438
Number of properties	39	55
Number of tenants	43	59
Occupancy	85.2%	97.0%
Weighted-average lease term (in years)	4.3	5.8
Leasable square footage (in thousands) (a)	5,613	8,379

__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Net Lease Office Properties 2024 10-K – 26

Portfolio

The tables below represent information about our portfolio at December 31, 2024 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage (a)	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc.	Texas	$20,156	22.9%	913,713	1	5.5
JPMorgan Chase Bank, N.A.	Florida, Texas	9,069	10.3%	666,869	3	4.4
Siemens AS (b)	Norway	4,198	4.8%	165,905	1	1.0
Pharmaceutical Product Development, LLC	North Carolina	4,063	4.6%	219,812	1	8.9
Omnicom Group, Inc.	California	3,961	4.5%	120,000	1	3.7
R.R. Donnelley & Sons Company	Illinois	3,393	3.9%	167,215	1	2.7
Board of Regents, State of Iowa	Iowa	3,254	3.7%	191,700	1	5.8
Bankers Financial Corporation	Florida	3,228	3.6%	111,357	1	0.6
Google, LLC	California	2,930	3.3%	67,681	1	5.8
Northrop Grumman Systems Corporation	Minnesota	2,679	3.0%	191,336	1	4.9
Total		$56,931	64.6%	2,815,588	12	4.7
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.

Net Lease Office Properties 2024 10-K – 27

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
2025	13	12	$13,890	15.8%	730,062	13.0%
2026	7	7	6,014	6.8%	369,460	6.6%
2027	7	6	8,834	10.0%	499,571	8.9%
2028	5	4	8,628	9.8%	371,447	6.6%
2029	5	4	5,349	6.1%	358,013	6.4%
2030	7	6	34,484	39.1%	1,772,623	31.6%
2031	1	1	615	0.7%	50,600	0.9%
2032	2	2	3,692	4.2%	257,008	4.6%
2033	1	1	4,063	4.6%	219,812	3.9%
2035	1	1	2,010	2.3%	120,147	2.1%
2037	1	1	545	0.6%	31,120	0.6%
Vacant	—	—	—	—%	833,297	14.8%
Total	50		$88,124	100.0%	5,613,160	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of December 31, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Net Lease Office Properties 2024 10-K – 28

Results of Operations

Revenues

	Years Ended December 31,
(in thousands)	2024	2023	Change
Revenues
Lease revenues	$128,857	$166,034	$(37,177)
Income from finance leases	89	1,189	(1,100)
Other lease-related income	13,301	7,742	5,559
	$142,247	$174,965	$(32,718)

Lease Revenues

For the year ended December 31, 2024 as compared to 2023, lease revenues decreased by $37.2 million, primarily due to disposition activity, tenant vacancies at certain properties, and the anticipated reimbursement of $3.3 million of rent to a tenant since the tenant had to vacate a property during a period of maintenance (this reimbursement was formally agreed upon in February 2025 (Note 18)).

Income from Finance Leases

For the year ended December 31, 2024 as compared to 2023, income from finance leases decreased by $1.1 million, primarily due to the reclassification of our remaining direct financing lease investment to operating lease during the third quarter of 2023, as well as the disposition of our remaining property classified as net investments in sales-type lease during the first quarter of 2024 (Note 7).

Other Lease-Related Income

Other lease-related income is described in Note 6.

Operating Expenses

	Years Ended December 31,
(in thousands)	2024	2023	Change
Operating Expenses
Impairment charges — real estate	$78,237	$63,143	$15,094
Depreciation and amortization	56,696	74,998	(18,302)
Reimbursable tenant costs	26,520	27,957	(1,437)
Property expenses, excluding reimbursable tenant costs	10,901	8,642	2,259
General and administrative	7,502	13,610	(6,108)
Asset management fees	6,243	1,245	4,998
Separation and distribution related costs and other	16	8,446	(8,430)
Impairment charges — goodwill	—	62,456	(62,456)
	$186,115	$260,497	$(74,382)

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 9.

Depreciation and Amortization

For the year ended December 31, 2024 as compared to 2023, depreciation and amortization expense decreased by $18.3 million, primarily due to the impact of disposition activity, partially offset by accelerated amortization of intangible assets in connection with a lease restructuring.

Net Lease Office Properties 2024 10-K – 29

Reimbursable Tenant Costs

For the year ended December 31, 2024 as compared to 2023, reimbursable tenant costs decreased by $1.4 million, primarily due to the impact of dispositions, partially offset by higher insurance premiums paid on certain properties.

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2024 as compared to 2023, property expenses, excluding reimbursable tenant costs, increased by $2.3 million, primarily due to tenant vacancies during 2024 (which resulted in property expenses no longer being reimbursable).

General and Administrative

Prior to the Spin-Off on November 1, 2023 (Note 1), general and administrative expenses were allocated to NLOP based on the relative percentage of annualized based rent of NLOP. The amounts allocated are not necessarily indicative of the actual amount of indirect expenses that would have been recorded had NLOP been a separate independent entity.

For the year ended December 31, 2024 as compared to 2023, general and administrative expenses decreased by $6.1 million, primarily since 2024 and the last two months of 2023 represent actual direct expenses incurred (including $4.0 million and $0.7 million of administrative reimbursements paid to our Advisor during 2024 and 2023, respectively (Note 5)), compared to the allocation of expenses described above for the first ten months of 2023.

Asset Management Fees

Upon completion of the Spin-Off on November 1, 2023 (Note 1), we began paying asset management fees to our Advisor, which totaled $6.2 million and $1.2 million during the years ended December 31, 2024 and 2023, respectively (Note 5).

Separation and Distribution Related Costs and Other

For the year ended December 31, 2023, separation and distribution related costs and other are comprised of costs related to the Spin-Off, which closed on November 1, 2023 (Note 1).

Impairment Charges — Goodwill

Our impairment charges on goodwill are described in Note 9.

Other Income and Expenses, and Benefit from (Provision for) Income Taxes

	Years Ended December 31,
(in thousands)	2024	2023	Change
Other Income and Expenses
Interest expense	$(67,962)	$(42,613)	$(25,349)
Gain (loss) on sale of real estate, net	20,216	(3,608)	23,824
Other gains and (losses)	(2,154)	456	(2,610)
Benefit from (provision for) income taxes	2,382	(425)	2,807
	$(47,518)	$(46,190)	$(1,328)

Interest Expense

Interest expense is comprised of interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan, as well as interest expense on Parent Debt (as defined in Note 11) specific to NLOP properties and that was allocated to NLOP based on the relative percentage of unencumbered net investment in real estate of each property compared to WPC (prior to the Spin-Off). The amounts allocated to Parent Debt in the accompanying audited consolidated financial statements are not necessarily indicative of the actual amount of interest expense that would have been recorded had NLOP been a separate independent entity during the applicable periods.

Net Lease Office Properties 2024 10-K – 30

For the year ended December 31, 2024 as compared to 2023, interest expense increased by $25.3 million, primarily due to the $455.0 million of NLOP Financing Arrangements that were funded on November 1, 2023 (Note 11). Since our NLOP Mortgage Loan was fully repaid during 2024 and we repaid $53.2 million of outstanding principal on the NLOP Mezzanine Loan during 2024, we expect Interest expense to be lower in future periods.

Gain (Loss) on Sale of Real Estate, Net

Gain (loss) on sale of real estate, net, consists of gain (loss) on the sale of properties that were (i) disposed of or (ii) subject to a purchase agreement resulting in a lease modification, during the reporting period, as more fully described in Note 6, Note 7, and Note 16.

Other Gains and (Losses)

For the year ended December 31, 2024, other gains and (losses) of $(2.2) million were primarily comprised of (i) loss of ($3.2) million related to damages at a property, (ii) net realized and unrealized losses on our interest rate cap derivative of ($1.0) million (Note 10), (iii) net realized and unrealized gains on foreign currency exchange rate movements of ($0.8) million, (iv) loss of ($0.3) million on extinguishment of debt, (v) interest income on our cash deposits of $2.3 million, and (vi) gain of $0.9 million related to a forfeited deposit on a potential disposition.

For the year ended December 31, 2023, other gains and (losses) of $0.5 million were primarily comprised of net realized and unrealized losses on foreign currency exchange rate movements.

Benefit from (Provision for) Income Taxes

For the year ended December 31, 2024, we recognized a benefit from income taxes of $2.4 million, as compared to a provision for income taxes of $0.4 million for the year ended December 31, 2023, primarily due to the impact of an impairment charge recognized on an international property during 2024.

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

	Years Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$71,859	$70,966	$893
Net cash provided by investing activities	297,749	27,693	270,056
Net cash used in financing activities	(367,984)	(36,778)	(331,206)

Net Cash Provided by Operating Activities — Net cash provided by operating activities increased by $0.9 million during 2024 as compared to 2023, primarily due to $10.3 million of proceeds received from the sale of a net investment in sales-type lease during 2024 (Note 7) and Spin-Off related costs incurred during 2023 (Note 1), substantially offset by the impact of dispositions.

Net Cash Provided by Investing Activities — Net cash provided by investing activities increased by $270.1 million during 2024 as compared to 2023, primarily due to higher proceeds from dispositions (Note 16).

Net Cash Used in Financing Activities — Net cash used in financing activities increased by $331.2 million during 2024 as compared to 2023, primarily due to higher payments of the NLOP Financing Arrangements and mortgage principal.

Net Lease Office Properties 2024 10-K – 31

Summary of Financing

The table below summarizes our non-recourse mortgages, NLOP Mortgage Loan, and NLOP Mezzanine Loan (dollars in thousands):

	December 31,
	2024	2023
Carrying Value
Fixed rate:
Non-recourse mortgages, net (a)	$71,488	$125,038
NLOP Mezzanine Loan, net (a)	57,957	106,299
	129,445	231,337
Variable rate:
Non-recourse mortgages, net (a)	39,771	43,798
NLOP Mortgage Loan, net — Amount subject to interest rate cap (a)	—	266,844
	39,771	310,642
	$169,216	$541,979

Percent of Total Debt
Fixed rate	76%	43%
Variable rate	24%	57%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	9.0%	9.4%
Variable rate	4.9%	9.6%
Total debt	8.1%	9.5%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $1.8 million and $21.6 million as of December 31, 2024 and 2023, respectively, and unamortized deferred financing costs totaling $1.0 million and $9.2 million as of December 31, 2024 and 2023, respectively.

In connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into the NLOP Financing Arrangements, comprised of the NLOP Mortgage Loan and NLOP Mezzanine Loan, as discussed in Note 11. During the year ended December 31, 2024, we (i) fully repaid the NLOP Mortgage Loan, which had $288.9 million of outstanding principal as of December 31, 2023, and (ii) repaid $53.2 million of outstanding principal on the NLOP Mezzanine Loan, in each case using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources. At December 31, 2024, we had $61.1 million total principal outstanding on the NLOP Mezzanine Loan. In February 2025, we repaid $3.3 million of outstanding principal on the NLOP Mezzanine Loan using excess cash (Note 18).

Cash Resources

At December 31, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $25.1 million. Of this amount, $8.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $78.9 million at December 31, 2024, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Net Lease Office Properties 2024 10-K – 32

Cash Requirements and Liquidity

As of December 31, 2024, scheduled debt principal payments total $105.0 million during 2025 and $5.9 million during 2026 (Note 11).

During the next 12 months following December 31, 2024 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $110.8 million, with $105.0 million due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage debt obligations (future interest payments total $5.3 million, with $5.1 million due during the next 12 months);
•making scheduled principal payments on the NLOP Mezzanine Loan, totaling $61.1 million (no amounts are due during the next 12 months);
•making scheduled interest payments on the NLOP Mezzanine Loan (future interest payments total $35.9 million, with $9.0 million due during the next 12 months); includes 4.5% payment-in-kind interest that we have the option to capitalize into the principal balance;
•funding future capital commitments and tenant improvement allowances; and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations and cash received from dispositions of properties.

Our liquidity could be adversely affected by refinancing debt at higher interest rates or an unanticipated disruption to our operating cash flow, which could include interrupted rent collections or greater-than-anticipated operating expenses.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2024.

Environmental Obligations

In connection with the purchase of many of our properties, we have required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that these properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. We believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. See Item 1A. Risk Factors for further discussion of potential environmental risks.

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

Net Lease Office Properties 2024 10-K – 33

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

Net Lease Office Properties 2024 10-K – 34

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

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Net loss attributable to NLOP	$(91,471)	$(131,746)
Adjustments:
Impairment charges — real estate	78,237	63,143
Depreciation and amortization of real property	56,696	74,998
(Gain) loss on sale of real estate, net	(20,216)	3,608
Impairment charges — goodwill (a)	—	62,456
Proportionate share of adjustments for noncontrolling interests (b)	(207)	(206)
Total adjustments	114,510	203,999
FFO (as defined by NAREIT) attributable to NLOP	23,039	72,253
Adjustments:
Amortization of deferred financing costs	31,446	7,672
Other (gains) and losses (c)	3,855	(337)
Tax benefit — deferred and other	(3,271)	(1,200)
Above- and below-market rent intangible lease amortization, net	3,003	4,335
Straight-line and other leasing and financing adjustments	2,314	(631)
Other amortization and non-cash items	1,449	547
Stock-based compensation	250	2,904
Separation and distribution related costs and other (d)	16	8,446
Proportionate share of adjustments for noncontrolling interests (b)	(53)	(61)
Total adjustments	39,009	21,675
AFFO attributable to NLOP	$62,048	$93,928

Summary
FFO (as defined by NAREIT) attributable to NLOP	$23,039	$72,253
AFFO attributable to NLOP	$62,048	$93,928
__________
(a)Amount for the year ended December 31, 2023 represents an impairment charge to reduce the carrying value of goodwill to zero, since the Company’s trading value as a public company subsequent to the completion of the Spin-Off resulted in a market capitalization that was significantly below the carrying value of our net assets (Note 8, Note 9).
(b)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(c)Primarily comprised of gains and losses on extinguishment of debt and foreign currency transactions. Amount for the year ended December 31, 2024 includes a loss of $3.2 million related to damages at a property.
(d)Amount for the year ended December 31, 2023 is primarily comprised of costs related to the Spin-Off (Note 1).

Net Lease Office Properties 2024 10-K – 35

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 2024 10-K – 36

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

At December 31, 2024, fixed-rate debt comprises 76% of our debt and variable-rate debt comprises 24%.

Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Total	Fair Value
Fixed-rate debt (a)	$66,092	$5,882	$—	$61,141	$—	$133,115	$128,237
Variable-rate debt (a)	$38,867	$—	$—	$—	$—	$38,867	$25,158
__________
(a)Amounts are based on the exchange rate at December 31, 2024, as applicable.

Annual interest expense on our variable-rate debt at December 31, 2024 would increase or decrease by $0.4 million, for each respective 1% change in annual interest rates.

Net Lease Office Properties 2024 10-K – 37

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Norwegian krone and euro, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone or euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2024 of $0.1 million for both currencies.

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

For the year ended December 31, 2024, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•94% related to domestic operations, which included concentrations of 36% and 19% in Texas and Minnesota, respectively.

Net Lease Office Properties 2024 10-K – 38

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Net Lease Office Properties 2024 10-K – 39

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Net Lease Office Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Net Lease Office Properties and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
February 27, 2025

We have served as the Company’s auditor since 2022.

Net Lease Office Properties 2024 10-K – 40

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Investments in real estate:
Land, buildings and improvements	$730,345	$1,203,991
Net investments in finance leases	—	10,522
In-place lease intangible assets and other	209,968	357,788
Above-market rent intangible assets	30,512	57,954
Investments in real estate	970,825	1,630,255
Accumulated depreciation and amortization	(292,679)	(458,430)
Assets held for sale, net	29,297	—
Net investments in real estate	707,443	1,171,825
Restricted cash	43,305	51,560
Cash and cash equivalents	25,121	16,269
Other assets, net	29,200	65,435
Total assets (a)	$805,069	$1,305,089
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$111,259	$168,836
NLOP Mezzanine Loan, net	57,957	106,299
NLOP Mortgage Loan, net	—	266,844
Debt, net	169,216	541,979
Accounts payable, accrued expenses and other liabilities	44,145	59,527
Below-market rent intangible liabilities, net	6,305	10,643
Deferred income taxes	—	10,450
Dividends payable	—	1,060
Total liabilities (a)	219,666	623,659
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 and 14,620,919 shares, respectively, issued and outstanding	15	15
Additional paid-in capital	855,813	855,554
Distributions in excess of accumulated earnings	(234,443)	(142,960)
Accumulated other comprehensive loss	(40,157)	(35,600)
Total shareholders’ equity	581,228	677,009
Noncontrolling interests	4,175	4,421
Total equity	585,403	681,430
Total liabilities and equity	$805,069	$1,305,089
__________
(a)See Note 3 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2024 10-K – 41

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Lease revenues	$128,857	$166,034	$151,249
Income from finance leases	89	1,189	1,744
Other lease-related income	13,301	7,742	3,221
	142,247	174,965	156,214
Operating Expenses
Impairment charges — real estate	78,237	63,143	—
Depreciation and amortization	56,696	74,998	63,205
Reimbursable tenant costs	26,520	27,957	24,251
Property expenses, excluding reimbursable tenant costs	10,901	8,642	7,751
General and administrative	7,502	13,610	11,871
Asset management fees	6,243	1,245	—
Separation and distribution related costs and other	16	8,446	6,025
Impairment charges — goodwill	—	62,456	—
	186,115	260,497	113,103
Other Income and Expenses
Interest expense	(67,962)	(42,613)	(26,841)
Gain (loss) on sale of real estate, net	20,216	(3,608)	—
Other gains and (losses)	(2,154)	456	(7)
	(49,900)	(45,765)	(26,848)
(Loss) income before income taxes	(93,768)	(131,297)	16,263
Benefit from (provision for) income taxes	2,382	(425)	(486)
Net (Loss) Income	(91,386)	(131,722)	15,777
Net (income) loss attributable to noncontrolling interests	(85)	(24)	2
Net (Loss) Income Attributable to NLOP	$(91,471)	$(131,746)	$15,779

Basic and Diluted (Loss) Income Per Share	$(6.18)	$(9.00)	$1.08
Weighted-Average Shares Outstanding
Basic and Diluted	14,789,514	14,631,265	14,620,919

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2024 10-K – 42

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(91,386)	$(131,722)	$15,777
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(5,748)	8,055	(1,233)
Unrealized gain (loss) on derivative instruments	1,191	(1,191)	—
	(4,557)	6,864	(1,233)
Comprehensive (Loss) Income	(95,943)	(124,858)	14,544

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(85)	(24)	2
Comprehensive (income) loss attributable to noncontrolling interests	(85)	(24)	2
Comprehensive (Loss) Income Attributable to NLOP	$(96,028)	$(124,882)	$14,546

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2024 10-K – 43

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ and Parent Company Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2022	—	$—	$—	$—	$(41,231)	$1,098,737	$1,057,506	$—	$1,057,506
Net income						15,779	15,779	(2)	15,777
Net transfers from parent						35,724	35,724		35,724
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	1,745	1,745
Other comprehensive loss:
Foreign currency translation adjustments					(1,233)		(1,233)		(1,233)
Balance at December 31, 2022	—	—	—	—	(42,464)	1,150,240	1,107,776	1,743	1,109,519
Net (loss) income				(137,989)		6,243	(131,746)	24	(131,722)
Distributions to WPC in connection with the Spin-Off						(353,133)	(353,133)		(353,133)
Common shares issued in connection with the Spin-Off	14,620,919	15	855,504			(855,519)	—		—
Net transfers from parent, including Spin-Off adjustments						52,169	52,169		52,169
Amortization of stock-based compensation expense			50				50		50
Contributions from noncontrolling interest							—	2,775	2,775
Distributions to noncontrolling interest							—	(121)	(121)
Dividends declared ($0.34 per share)				(4,971)			(4,971)		(4,971)
Other comprehensive income:
Foreign currency translation adjustments					8,055		8,055		8,055
Unrealized loss on derivative instruments					(1,191)		(1,191)		(1,191)
Balance at December 31, 2023	14,620,919	15	855,554	(142,960)	(35,600)	—	677,009	4,421	681,430
Net (loss) income				(91,471)			(91,471)	85	(91,386)
Shares issued in connection with dividends paid	164,199	—	12	(12)			—		—
Shares issued upon delivery of vested restricted share awards	28,957	—	(3)				(3)		(3)
Amortization of stock-based compensation expense			250				250		250
Distributions to noncontrolling interest							—	(331)	(331)
Other comprehensive loss:
Foreign currency translation adjustments					(5,748)		(5,748)		(5,748)
Unrealized gain on derivative instruments					1,191		1,191		1,191
Balance at December 31, 2024	14,814,075	$15	$855,813	$(234,443)	$(40,157)	$—	$581,228	$4,175	$585,403

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2024 10-K – 44

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows — Operating Activities
Net (loss) income	$(91,386)	$(131,722)	$15,777
Adjustments to net (loss) income:
Depreciation and amortization, including intangible assets and deferred financing costs	85,290	81,256	64,275
Impairment charges — real estate	78,237	63,143	—
(Gain) loss on sale of real estate, net	(20,216)	3,608	—
Amortization of rent-related intangibles and deferred rental revenue	(6,352)	140	1,959
Net realized and unrealized losses (gains) on extinguishment of debt, foreign currency exchange rate movements, and other	3,496	(247)	2,121
Deferred income tax benefit	(3,271)	(1,201)	(1,043)
Straight-line rent adjustments	2,313	(438)	(3,043)
Stock-based compensation expense	250	2,904	3,161
Impairment charges — goodwill	—	62,456	—
Proceeds from sales of net investments in sales-type leases	10,341	—	—
Net changes in other operating assets and liabilities	13,157	(8,933)	1,075
Net Cash Provided by Operating Activities	71,859	70,966	84,282
Cash Flows — Investing Activities
Proceeds from sales of real estate	309,750	38,855	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(12,001)	(11,162)	(4,717)
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	—	—	(20,969)
Cash and restricted cash acquired in connection with the CPA:18 Merger	—	—	2,768
Net Cash Provided by (Used in) Investing Activities	297,749	27,693	(22,918)
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(366,596)	(63,704)	(39,940)
Dividends paid	(1,072)	—	—
Distributions to noncontrolling interest	(331)	(121)	—
Other financing activities, net	15	(526)	(7)
Distributions to WPC in connection with the Spin-Off	—	(343,885)	—
Proceeds from NLOP Mortgage Loan	—	317,263	—
Proceeds from NLOP Mezzanine Loan	—	113,646	—
Net transfers with Parent, including Spin-Off adjustments	—	(51,708)	(24,594)
Payment of financing costs	—	(10,518)	—
Contributions from noncontrolling interests	—	2,775	—
Net Cash Used in Financing Activities	(367,984)	(36,778)	(64,541)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,027)	(50)	(123)
Net increase (decrease) in cash and cash equivalents and restricted cash	597	61,831	(3,300)
Cash and cash equivalents and restricted cash, beginning of year	67,829	5,998	9,298
Cash and cash equivalents and restricted cash, end of year	$68,426	$67,829	$5,998

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2024 10-K – 45

NET LEASE OFFICE PROPERTIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Pursuant to the terms of a separation and distribution agreement, W. P. Carey Inc. (“WPC”) spun off a portfolio of 59 office assets into a separate publicly-traded company (the “Spin-Off”). To accomplish this Spin-Off, WPC formed a Maryland real estate investment trust, Net Lease Office Properties (“NLOP” or the “Company”), on October 21, 2022, to own the 59 office assets. Information with respect to number of properties and square footage is unaudited.

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

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code effective as of November 1, 2023.

NLOP operates as one segment, and through its subsidiaries, owns, operates, and finances office buildings. Our consolidated operating results are regularly reviewed, in the aggregate, by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The CODM is our Chief Executive Officer, with oversight provided by our Board of Trustees (our “Board”). Accordingly, all operations have been considered to represent one reportable segment, which are reported on our consolidated statements of operations and our consolidated balance sheets.

As of December 31, 2024, NLOP’s portfolio was comprised of full or partial ownership interests in 39 properties, net-leased to 43 corporate tenants, totaling approximately 6.2 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 4.3 years.

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

Net Lease Office Properties 2024 10-K – 46

Notes to Consolidated Financial Statements
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

Net Lease Office Properties 2024 10-K – 47

Notes to Consolidated Financial Statements
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

Net Lease Office Properties 2024 10-K – 48

Notes to Consolidated Financial Statements
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

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate the fair value of the Company. Impairments, if any, will be the difference between the Company’s fair value and carrying amount, not to exceed the carrying amount of goodwill. The Company did not have goodwill as of December 31, 2024 or 2023.

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

Net Lease Office Properties 2024 10-K – 49

Notes to Consolidated Financial Statements
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

At both December 31, 2024 and 2023, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	December 31,
	2024	2023
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(6,271)	(3,679)
Total assets	47,197	49,410

Total liabilities	$304	$304

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

Net Lease Office Properties 2024 10-K – 50

Notes to Consolidated Financial Statements
Net investments in sales-type leases are accounted for under Accounting Standards Codification (“ASC”) 842, Leases. Upon lease commencement or lease modification, we assess lease classification to determine whether the lease should be classified as an operating, direct financing, or sales-type lease. If the lease is determined to be a sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease payments receivable and the unguaranteed residual value, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered a gain on sale of real estate and recognized upon execution of the lease.

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

	December 31,
	2024	2023	2022
Cash and cash equivalents	$25,121	$16,269	$4,671
Restricted cash (a)	43,305	51,560	1,327
Total cash and cash equivalents and restricted cash	$68,426	$67,829	$5,998
__________
(a)Amounts as of December 31, 2024 and 2023 include approximately $41.7 million and $48.4 million, respectively, related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 11).

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

Other Assets and Liabilities — We include prepaid expenses, straight-line rent receivables, derivative assets, tenant receivables, deferred charges, escrow balances held by lenders, and restricted cash balances in Other assets, net. We include amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

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

Net Lease Office Properties 2024 10-K – 51

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

Stock-Based Compensation — We have granted restricted share units (“RSUs”) to the independent trustees on our Board. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments, which includes awards granted to certain nonemployees. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service or performance period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and General and administrative expenses in the consolidated statements of operations.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments in Europe, and the primary functional currencies for those investments are the euro and the Norwegian krone. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Gain (loss) on sale of real estate, net, in the consolidated statements of operations) when we have substantially exited from all investments in the related currency. During the year ended December 31, 2024, we exited all investments in the United Kingdom, which were denominated in the British pound sterling (Note 13, Note 16).

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany debt that is short-term or has scheduled principal payments, are included in the determination of net income (within Other gains and (losses) in the consolidated statements of operations).

The translation impact of foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities involved in the transactions are combined, are not included in net income but are reported as a component of other comprehensive income in equity.

Net Lease Office Properties 2024 10-K – 52

Notes to Consolidated Financial Statements
Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Interest expense in our consolidated statements of operations. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

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

Earnings per share is computed by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period post Spin-Off. For the years ended December 31, 2024 and 2023, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the years ended December 31, 2024 and 2023. The calculation of basic and diluted earnings per share for any of the periods presented prior to the Spin-Off were based on the number of shares outstanding on November 1, 2023. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no NLOP stock-based awards outstanding prior to the Spin-Off.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Net Lease Office Properties 2024 10-K – 53

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the CODM, and (iii) included in each reported measure of a segment’s profit or loss. In addition, ASU 2023-07 requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. We adopted this guidance for our interim and annual periods beginning January 1, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements, but has resulted in incremental disclosures within the footnotes to our consolidated financial statements (Note 17).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Net Lease Office Properties 2024 10-K – 54

Notes to Consolidated Financial Statements
The table below summarizes the nine properties transferred to NLOP, which are included in the historical consolidated financial statements in the year ended December 31, 2022.

(dollars and square footage in thousands)

Tenant/Lease Guarantor (a)	City	State	Country	ABR (a)	Square Footage (unaudited) (a)
Board of Regents, State of Iowa	Coralville	IA	USA	$3,254	192
Orbital ATK, Inc.	Plymouth	MN	USA	3,746	191
Intuit Inc.	Plano	TX	USA	2,577	166
Exelon Generation Company, LLC (b)	Warrenville	IL	USA	2,862	147
Acosta, Inc.	Jacksonville	FL	USA	1,453	88
North American Lighting, Inc.	Farmington Hills	MI	USA	1,007	75
Midcontinent Independent System Operator, Inc.	Eagan	MN	USA	1,103	60
APCO Holdings, Inc.	Norcross	GA	USA	586	51
Siemens AS (c)	Oslo	n/a	NO	4,322	166
__________
(a)Information as of December 31, 2022.
(b)We disposed of this property during the year ended December 31, 2024 (Note 16).
(c)ABR amounts are subject to fluctuations in foreign currency exchange rates.

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
$86,493

Net Lease Office Properties 2024 10-K – 55

Notes to Consolidated Financial Statements
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

The following consolidated pro forma financial information has been presented as if the CPA:18 Merger had occurred on January 1, 2021 for the year ended December 31, 2022. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:18 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)	Year Ended December 31, 2022
Pro forma total revenues	$168,237
Pro forma net income	$15,828

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Years Ended December 31,
	2024	2023
Asset management fees (a)	$6,243	$1,245
Administrative reimbursements (b)	4,000	667
	$10,243	$1,912
__________
(a)Included within Asset management fees in the consolidated statements of operations.
(b)Included within General and administrative expenses in the consolidated statements of operations.

Net Lease Office Properties 2024 10-K – 56

Notes to Consolidated Financial Statements
The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	December 31,
	2024	2023
Asset management fees payable	$469	$1,245
Accounts payable	366	676
	$835	$1,921

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

The following table presents amounts of shared costs that were allocated to NLOP (in thousands):

	Years Ended December 31,
	2023	2022
General and administrative (a)	$13,610	$11,843
Interest expense (b)	17,756	18,861
Total	$31,366	$30,704
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

Other Transactions with Related Parties

At December 31, 2024, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Net Lease Office Properties 2024 10-K – 57

Notes to Consolidated Financial Statements
Note 6. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2024	2023
Land	$94,123	$168,200
Buildings and improvements	635,775	1,035,791
Real estate under construction	447	—
Less: Accumulated depreciation	(152,067)	(213,034)
	$578,278	$990,957

During 2024, the U.S. dollar strengthened against the Norwegian krone and the euro. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements decreased by $5.9 million from December 31, 2023 to December 31, 2024.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $23.6 million, $31.2 million, and $28.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

During the year ended December 31, 2024, we capitalized accrued costs of $2.5 million within Land, buildings and improvements for capital expenditures related to damages at a property.

Dispositions of Properties

During 2024, we disposed of 15 properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $289.3 million from December 31, 2023 to December 31, 2024 (Note 16).

Real Estate Under Construction

During the year ended December 31, 2024, we capitalized $0.4 million of real estate under construction related to a maintenance project at a property.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Lease income — fixed	$99,263	$135,341	$125,573
Lease income — variable (a)	29,594	30,693	25,676
Total operating lease income	$128,857	$166,034	$151,249
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Net Lease Office Properties 2024 10-K – 58

Notes to Consolidated Financial Statements
Other Lease-Related Income

For the years ended December 31, 2024 and 2023, other lease-related income on our consolidated statements of operations included lease termination income of $9.4 million and $4.4 million, respectively, recognized from three tenants.

In addition, for the years ended December 31, 2024, 2023, and 2022, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $2.0 million, $1.8 million, and $2.4 million, respectively.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2025	$84,520
2026	71,795
2027	67,041
2028	60,094
2029	53,023
Thereafter	65,222
Total	$401,695

Lease Cost

Lease costs for operating leases (land leases) are included in (i) property expenses, excluding reimbursable tenant costs, and (ii) reimbursable tenant costs in the consolidated statements of operations. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Fixed lease cost	$278	$541	$486
Variable lease cost	24	90	89
Total lease cost	$302	$631	$575

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2024	2023
Operating ROU assets — land leases	In-place lease intangible assets and other	$1,980	$4,263
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$259	$4,678

Weighted-average remaining lease term — operating leases		55.9 years	75.2 years
Weighted-average discount rate — operating leases		9.2%	9.2%
Number of land lease arrangements — operating leases		2	4
Remaining lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 82 years	<2 – 83 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities was $0.3 million, $0.5 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Net Lease Office Properties 2024 10-K – 59

Notes to Consolidated Financial Statements
Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2024 is as follows (in thousands):

Years Ending December 31,	Total
2025	$99
2026	13
2027	13
2028	14
2029	14
Thereafter	2,585
Total lease payments	2,738
Less: amount of lease payments representing interest	(2,479)
Present value of future lease payments/lease obligations	$259

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2024	2023
Land, buildings and improvements — net lease and other	$31,066	$—
In-place lease intangible assets and other	3,891	—
Above-market rent intangible assets	1,382	—
Accumulated depreciation and amortization	(7,042)	—
Assets held for sale, net	$29,297	$—

As of December 31, 2024, we had one property classified as Assets held for sale, net, with a carrying value of $29.3 million.

Note 7. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. Operating leases are not included in finance receivables. See Note 3 and Note 6 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Net Investments in Sales-Type Leases

One property was classified as a net investment in sales-type leases as of December 31, 2023. We had previously entered into an agreement to sell the property to the tenant occupying the property during the fourth quarter of 2023 and recognized a Loss on sale of real estate, net, of $8.3 million during the year ended December 31, 2023 related to this transaction. During the year ended December 31, 2024, we sold this property, which had an aggregate carrying value of $10.5 million as of December 31, 2023. Net investments in sales-type leases is summarized as follows (in thousands):

	December 31,
	2024	2023
Lease payments receivable	$—	$10,614
	—	10,614
Less: unearned income	—	(92)
	$—	$10,522

Net Lease Office Properties 2024 10-K – 60

Notes to Consolidated Financial Statements
At December 31, 2023, there was no reserve or estimate of credit loss on the financing leases.

Earnings from our net investments in sales-type leases were included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for both the years ended December 31, 2024 and 2023. Prior to its reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

Net Investments in Direct Financing Leases

During the year ended December 31, 2023, we reclassified an investment classified as a direct financing lease (comprised of four properties) with an aggregate carrying value of $14.6 million from Net investments in finance leases to Land, buildings and improvements in connection with a change in lease classification due to an extension of the underlying lease. Income from direct financing leases, which is included in Income from finance leases in the consolidated financial statements, was $1.2 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. We had no net investments in direct financing leases as of December 31, 2024 and 2023.

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

In connection with the CPA:18 Merger (Note 4) and certain other business combinations, we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 3). During the year ended December 31, 2023, we recorded an impairment for the total amount of goodwill of $62.5 million (Note 9). The following table presents a reconciliation of our goodwill (in thousands):

Goodwill
Balance at January 1, 2022	$51,959
Acquisition of CPA:18 – Global (Note 4)	12,595
Foreign currency translation adjustments	(971)
Balance at December 31, 2022	63,583
Impairment charges (Note 9)	(62,456)
Foreign currency translation adjustments	(1,127)
Balance at December 31, 2023	$—

Net Lease Office Properties 2024 10-K – 61

Notes to Consolidated Financial Statements
Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$207,988	$(123,040)	$84,948	$353,525	$(212,456)	$141,069
Above-market rent	30,512	(17,572)	12,940	57,954	(32,940)	25,014
	$238,500	$(140,612)	$97,888	$411,479	$(245,396)	$166,083

Finite-Lived Intangible Liabilities
Below-market rent	$(18,856)	$12,551	$(6,305)	$(26,801)	$16,158	$(10,643)
Total intangible liabilities	$(18,856)	$12,551	$(6,305)	$(26,801)	$16,158	$(10,643)

During the year ended December 31, 2024, the U.S. dollar strengthened against the Norwegian krone and the euro, resulting in a decrease of $0.5 million in the carrying value of our net intangible assets from December 31, 2023 to December 31, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $35.4 million, $47.7 million, and $36.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2024, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Lease Revenues	Increase to Amortization	Total
2025	$1,963	$19,226	$21,189
2026	1,688	15,293	16,981
2027	1,369	13,321	14,690
2028	1,090	11,903	12,993
2029	1,090	11,903	12,993
Thereafter	(565)	13,302	12,737
Total	$6,635	$84,948	$91,583

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

Net Lease Office Properties 2024 10-K – 62

Notes to Consolidated Financial Statements
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

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgages, net (a) (b) (c)	3	$111,259	$91,642	$168,836	$165,077
NLOP Mezzanine Loan, net (a) (b) (c)	3	57,957	61,753	106,299	113,797
NLOP Mortgage Loan, net (a) (b) (c)	3	—	—	266,844	291,358
__________
(a)The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at December 31, 2023. The carrying value of the NLOP Mezzanine Loan, net (Note 11) includes unamortized deferred financing costs of $1.0 million and $2.4 million at December 31, 2024 and 2023, respectively. The carrying value of the NLOP Mortgage Loan, net (Note 11) includes unamortized deferred financing costs of $6.7 million at December 31, 2023.
(b)The carrying value of Non-recourse mortgages, net includes unamortized premium of $0.4 million and unamortized discount of $0.7 million at December 31, 2024 and 2023, respectively. The carrying value of the NLOP Mezzanine Loan, net (Note 11) includes unamortized discount of $2.2 million and $5.6 million at December 31, 2024 and 2023, respectively. The carrying value of the NLOP Mortgage Loan, net (Note 11) includes unamortized discount of $15.3 million at December 31, 2023.
(c)We determined the estimated fair value of our non-recourse mortgage loans, NLOP Mezzanine Loan, and NLOP Mortgage Loan using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

We estimated that our other financial assets and liabilities, excluding finance receivables (Note 7), had fair values that approximated their carrying values at both December 31, 2024 and 2023.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$200,316	$78,237	$58,088	$63,143
Goodwill	—	—	—	62,456
		$78,237		$125,599

Net Lease Office Properties 2024 10-K – 63

Notes to Consolidated Financial Statements
Impairment charges, and their related triggering events and fair value measurements, recognized during the years ended December 31, 2024 and 2023, were as follows (during the year ended December 31, 2022, no impairment was deemed necessary):

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2024 — During the year ended December 31, 2024, we recognized impairment charges totaling $47.7 million on nine properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Five of these properties were sold during 2024.

Additionally, during the year ended December 31, 2024, we recognized impairment charges totaling $30.6 million on three properties due to changes in expected cash flows related to the existing tenants’ lease expirations in 2025, in order to reduce their carrying values to their estimated fair values. The fair value measurement for these properties were determined by using the following unobservable inputs:

First property (impairment charge of $17.1 million):

•Market rents of 200 Norwegian krone per square foot;
•Terminal capitalization rate of 10.0%;
•Residual discount rate of 10.0%; and
•Cash flow discount rate of 8.0%.

Second property (impairment charge of $12.2 million):

•Market rents ranging from $7 per square foot to $15 per square foot;
•Terminal capitalization rate of 9.0%; and
•Cash flow discount rate of 14.0%.

Third property (impairment charge of $1.2 million):

•Estimated base rent collection of $0.6 million through the end of the lease term;
•Comparable vacant sale prices ranging from $0.3 million per acre to $0.7 million per acre; and
•Cash flow discount rate of 9.0%.

2023 — During the year ended December 31, 2023, we recognized impairment charges totaling $32.7 million on three properties leased to the same tenant due to the tenant’s lease expiration in 2024, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. One of the properties was sold in November 2024.

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
•Terminal capitalization rate of 8.3%; and
•Cash flow discount rate of 9.3%.

We also recognized an impairment charge of $1.1 million on a property due to the tenant’s lease expiration in 2024, in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price. This property was disposed of in April 2024.

Net Lease Office Properties 2024 10-K – 64

Notes to Consolidated Financial Statements
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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. Such gains and losses are recorded within Interest expense in our consolidated statements of operations. The earnings recognition of excluded components is presented in the same line item as the hedged transactions.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2024 and 2023, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate cap	Other assets, net	$—	$433
		—	433
Derivatives Not Designated as Hedging Instruments
Interest rate cap	Other assets, net	10	—
		10	—
Total derivatives		$10	$433

Net Lease Office Properties 2024 10-K – 65

Notes to Consolidated Financial Statements
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023
Interest rate cap	$1,191	$(1,191)
Total	$1,191	$(1,191)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2024	2023
Interest rate cap	Other gains and (losses)	$(951)	$—
Interest rate cap	Interest expense	(477)	(144)
Total		$(1,428)	$(144)

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2024	2023
Interest rate cap	Interest expense	$(17)	$(2)
Derivatives Not in Cash Flow Hedging Relationships
Interest rate cap	Other gains and (losses)	(431)	—
Total		$(448)	$(2)

See below for information on our purposes for entering into derivative instruments.

Interest Rate Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate debt (our NLOP Financing Arrangements (Note 11)), and, as a result, we have entered into, and may continue to enter into, interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations. Our objective in using these derivatives is to limit our exposure to interest rate movements.

During the third quarter of 2024, we de-designated our interest rate cap as a hedging instrument, since we determined that the derivative is no longer highly effective, given mismatches between the hedged notional of the interest rate cap versus the outstanding principal on the NLOP Mortgage Loan (which was fully repaid during 2024 (Note 11)).

The interest rate caps that our consolidated subsidiaries had outstanding at December 31, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2024
Not Designated as Cash Flow Hedging Instruments
Interest rate cap	1	150,904	USD	$10
				$10

Net Lease Office Properties 2024 10-K – 66

Notes to Consolidated Financial Statements
Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2024. At December 31, 2024, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

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

During the year ended December 31, 2024, we fully repaid the NLOP Mortgage Loan, which had $288.9 million of outstanding principal as of December 31, 2023, using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources.

The NLOP Financing Arrangements were initially collateralized by the assignment of 40 of our previously unencumbered real estate properties. As of December 31, 2024, the NLOP Mortgage Loan was repaid and the remaining outstanding principal balance on the NLOP Mezzanine Loan was secured by pledges of equity in 26 of our properties, following the dispositions of 14 properties during 2023 and 2024. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation.

The NLOP Mezzanine Loan bears interest at an annual rate of 14.5% (10.0% of which is required to be paid current on a monthly basis, and 4.5% of which is a payment-in-kind accrual, on a quarterly basis).

We expect to use the net proceeds from property sales, as well as cash flow from rent on our properties and other sources, to repay the NLOP Mezzanine Loan. During the year ended December 31, 2024, we repaid $53.2 million of outstanding principal on the NLOP Mezzanine Loan, using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources. In February 2025, we repaid $3.3 million of outstanding principal on the NLOP Mezzanine Loan using excess cash (Note 18).

The following table presents a summary of our NLOP Financing Arrangements (dollars in thousands):

NLOP Financing Arrangements	Original Principal Balance	Interest Rate at December 31, 2024	Maturity Date at December 31, 2024	Principal Outstanding Balance at December 31,
				2024	2023
NLOP Mezzanine Loan (a)	$120,000	14.5%	11/9/2028	$61,141	$114,336
NLOP Mortgage Loan (b)	335,000	N/A	N/A	—	288,895
				$61,141	$403,231
__________
(a)Balance excludes unamortized discount of $2.2 million and $5.6 million at December 31, 2024 and 2023, respectively, and unamortized deferred financing costs of $1.0 million and $2.4 million at December 31, 2024 and 2023, respectively.
(b)Balance excludes unamortized discount of $15.3 million at December 31, 2023 and unamortized deferred financing costs of $6.7 million at December 31, 2023.

Net Lease Office Properties 2024 10-K – 67

Notes to Consolidated Financial Statements
Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2024, our non-recourse mortgage notes payable encumbered six properties, with an aggregate weighted-average interest rate of 4.5% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.3% and 4.9%, respectively), with maturity dates ranging from January 2025 to May 2026.

A non-recourse mortgage loan with an outstanding principal balance of $25.2 million as of December 31, 2024 and a maturity date of January 6, 2025 has not been repaid as of the date of this Report (Note 18). This non-recourse mortgage loan encumbers a property classified as Assets held for sale, net, as of December 31, 2024 (Note 6).

Non-recourse mortgages for properties acquired in the CPA:18 Merger were $138.4 million for the year ended December 31, 2022. Refer to Note 4 for further information on CPA:18 Merger.

Parent Debt

Prior to the Spin-Off, certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP entities to provide the funding necessary to acquire certain international assets. In connection with the Spin-Off, WPC assigned to us the receivable related to these debt amounts (“Parent Debt”), which eliminates in consolidation. During the year ended December 31, 2022, we prepaid Parent Debt totaling $3.1 million. Parent Debt for a property acquired in the CPA:18 Merger was $3.9 million for the year ended December 31, 2022.

Repayments During 2024

During the year ended December 31, 2024, we prepaid two non-recourse mortgage loans totaling $20.8 million. We recognized a net loss on extinguishment of debt of $0.3 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of operations. The weighted-average interest rate for these non-recourse mortgage loans was 5.2%. As a result of one of the repayments, WPC no longer serves as guarantor for any of our non-recourse mortgage loans.

Repayments During 2023

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

Repayments During 2022

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

Interest Paid

For the years ended December 31, 2024, 2023, and 2022, interest paid was $41.3 million, $39.3 million, and $26.8 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2024, the U.S. dollar strengthened against the Norwegian krone, resulting in a decrease of $4.5 million in the carrying value of our Non-recourse mortgages, net from December 31, 2023 to December 31, 2024.

Net Lease Office Properties 2024 10-K – 68

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2025	$104,959
2026	5,882
2027	—
2028	61,141
2029	—
Total principal payments	171,982
Unamortized discount, net	(1,798)
Unamortized deferred financing costs	(968)
Total	$169,216

Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2024.

Covenants

The credit agreements for certain of our non-recourse mortgage loan agreements and NLOP Financing Arrangements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with all of these covenants at December 31, 2024.

Note 12. Commitments and Contingencies

At December 31, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Equity

Common Shares

Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2024	2023	2022
Return of capital	$0.34	$—	$—
Total dividends paid	$0.34	$—	$—

During the fourth quarter of 2023, our Board declared a dividend of $0.34 per share, which was paid on January 29, 2024 to shareholders of record as of December 18, 2023. Shareholders had the option to elect to receive their dividend in the form of cash or additional NLOP shares, with the aggregate amount of cash distributed by NLOP limited to a maximum of 20% of the total dividend. The total number of shares issued in the share dividend was 164,199 shares. Cash paid in connection with the share dividend totaled $1.1 million, which includes cash paid in lieu of fractional shares.

Net Lease Office Properties 2024 10-K – 69

Notes to Consolidated Financial Statements
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Net (loss) income – basic and diluted	$(91,471)	$(131,746)	$15,779

Weighted-average shares outstanding – basic and diluted	14,789,514	14,631,265	14,620,919

For the years ended December 31, 2024 and 2023, we recognized net loss. Therefore, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share. For the year ended December 31, 2022, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2022	$—	$(41,231)	$(41,231)
Other comprehensive loss before reclassifications	—	(1,233)	(1,233)
Balance at December 31, 2022	—	(42,464)	(42,464)
Other comprehensive income before reclassifications	(1,335)	8,055	6,720
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	144	—	144
Total	144	—	144
Net current period other comprehensive income	(1,191)	8,055	6,864
Balance at December 31, 2023	(1,191)	(34,409)	(35,600)
Other comprehensive loss before reclassifications	(237)	(1,433)	(1,670)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	951	—	951
Interest expense	477	—	477
Gain (loss) on sale of real estate, net (Note 16)	—	(4,315)	(4,315)
Total	1,428	(4,315)	(2,887)
Net current period other comprehensive loss	1,191	(5,748)	(4,557)
Balance at December 31, 2024	$—	$(40,157)	$(40,157)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2024, we maintained the stock-based compensation plan described below. The total compensation expense for awards issued under this plan was $0.3 million for the year ended December 31, 2024 and less than $0.1 million for the period from November 1, 2023 to December 31, 2023, which was included in General and administrative expenses in the consolidated financial statements.

Net Lease Office Properties 2024 10-K – 70

Notes to Consolidated Financial Statements
2023 Incentive Award Plan

The 2023 Incentive Award Plan provides that the maximum aggregate number of our common shares that may be issued under the Incentive Award Plan will be 750,000 common shares. The maximum number of common shares that may be issued in connection with awards of incentive stock options (“ISOs”) under the 2023 Incentive Award Plan is 1,500,000 common shares. The 2023 Incentive Award Plan provides for the grant of various stock- and cash-based awards, including RSUs, stock options (including ISOs and nonqualified stock options), restricted stock, dividend equivalents, stock payments, other incentive awards, long-term incentive plan units, and stock appreciation rights. At December 31, 2024, 720,939 shares remained available for issuance under the 2023 Incentive Award Plan. Through the date of this Report, we have only issued RSUs under the 2023 Incentive Award Plan to members of our Board (we have no employees).

Nonvested RSUs at December 31, 2024 and changes during the period from November 1, 2023 to December 31, 2023 and the year ended December 31, 2024 were as follows:

	RSU Awards
	Shares	Weighted-Average Grant Date Fair Value
Balance at November 1, 2023	—	$—
Granted (a)	28,653	10.47
Nonvested at December 31, 2023	28,653	10.47
Vested (b)	(28,653)	10.47
Nonvested at December 31, 2024	—	$—
__________
(a)The grant date fair value of RSUs reflect our share price on the date of grant on a one-for-one basis.
(b)The grant date fair value of shares vested during the year ended December 31, 2024 was $0.3 million.

Note 15. Income Taxes

Income Tax Provision

The components of our (benefit from) provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal
Current	$11	$58	$—
Deferred	—	—	—
	11	58	—
State and Local
Current	242	357	469
Deferred	—	—	—
	242	357	469
Foreign
Current	636	1,211	1,060
Deferred	(3,271)	(1,201)	(1,043)
	(2,635)	10	17
Total (Benefit from) Provision for Income Taxes	$(2,382)	$425	$486

Net Lease Office Properties 2024 10-K – 71

Notes to Consolidated Financial Statements
A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Pre-tax loss attributable to taxable subsidiaries	$(58,474)	$(32,176)	$(3,609)

Federal provision at statutory tax rate (21%)	$(12,280)	$(6,757)	$(758)
Change in valuation allowance	10,592	3,179	1,169
Rate differential	(494)	(63)	(297)
State and local taxes, net of federal benefit	(36)	(30)	469
Non-deductible expense	5	1	(45)
Election of TRS Status (a)	—	4,615	—
Other	(169)	(520)	(52)
Total (benefit from) provision for income taxes	$(2,382)	$425	$486
__________
(a)Represents deferred taxes recorded as a result of our taxable REIT subsidiary (“TRS”) status election for certain of our domestic real estate properties.

Deferred Income Taxes

Deferred income taxes at December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$872	$3,521
Basis differences — foreign investments	1,432	4,384
Other	5,262	1,982
Total deferred tax assets	7,566	9,887
Valuation allowance	(7,566)	(9,809)
Net deferred tax assets	—	78
Deferred Tax Liabilities
Basis differences — foreign investments	—	(10,450)
Total deferred tax liabilities	—	(10,450)
Net Deferred Tax Liability	$—	$(10,372)

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

As of December 31, 2024, U.S. federal net operating loss carryforwards were $0.6 million, which will not expire as they can be carried forward indefinitely. There are also state net operating loss carryforwards of $0.2 million, which will begin to expire in 2044. As of December 31, 2024, net operating loss carryforwards in foreign jurisdictions were $0.1 million, which will not expire as they can be carried forward indefinitely.

Net Lease Office Properties 2024 10-K – 72

Notes to Consolidated Financial Statements
The net deferred tax liability in the table above is comprised of deferred tax asset balance, net of certain deferred tax liabilities and valuation allowances, of $0.1 million at December 31, 2023, which is included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balance of $10.5 million at December 31, 2023, which is included in Deferred income taxes in the consolidated balance sheets. There were no such balances as of December 31, 2024.

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

At both December 31, 2024 and 2023, we had unrecognized tax benefits totaling $0.1 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2024 and 2023, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $0.7 million, $2.7 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business primarily in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions.

Note 16. Property Dispositions

Our property dispositions are also discussed in Note 6 and Note 7.

2024 — During the year ended December 31, 2024, we sold 14 properties for total proceeds, net of selling costs, of $320.1 million, and recognized a net gain on these sales totaling $22.5 million, which is included in Gain (loss) on sale of real estate, net, on the consolidated statements of operations (inclusive of income taxes totaling $0.1 million recognized upon sale). In connection with the sale of a property in the United Kingdom in October 2024, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $4.3 million of net foreign currency translation gains from Accumulated other comprehensive loss to Gain on sale of real estate, net (as an increase to Gain on sale of real estate, net), since the sale represented a disposal of all of our United Kingdom investments.

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

2023 — During the year ended December 31, 2023, we sold four properties for total proceeds, net of selling costs, of $38.9 million, and recognized a net gain on these sales totaling $4.7 million, which is included in Gain (loss) on sale of real estate, net, on the consolidated statements of operations.

Net Lease Office Properties 2024 10-K – 73

Notes to Consolidated Financial Statements
Note 17. Segment Information

Reportable Segment Information

The Company operates as one reportable segment. Our business is characterized as owning a diversified portfolio of office properties that are primarily leased to corporate tenants on a single-tenant, net-lease basis. These economic characteristics are similar across various geographic locations and industries in which our tenants operate and therefore considered one operating segment. Our consolidated operating results, including net income, are regularly reviewed, in the aggregate, by our CODM to evaluate performance and allocate resources, which can be found on our consolidated financial statements (Note 1, Note 3).

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 6) or Income from finance leases and loans receivable (Note 7) in accordance with ASC 842, Leases.

Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided with the following significant expenses, which are included in our consolidated financial statements and require no additional disaggregation: Property expenses, excluding reimbursable tenant costs, General and administrative expenses, Asset management fees, Interest expense, and Benefit from (provision for) income taxes.

Geographic Information

Our portfolio is comprised of domestic and international investments. At December 31, 2024, our international investments were comprised of investments in Poland and Norway. We sold all of our investments in the United Kingdom during 2024. No international tenant or country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2024, 2023, or 2022, or at least 10% of our total long-lived assets at December 31, 2024 or 2023. One domestic tenant comprised (i) 23.4%, 17.9%, and 20.2% of our total lease revenues for the years ended December 31, 2024, 2023, and 2022, respectively, and (ii) 22.5% and 14.4% of our total long-lived assets at December 31, 2024 and 2023, respectively. Another domestic tenant comprised 12.7% of our total lease revenues for the year ended December 31, 2024. The following tables present geographic information (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues
Domestic	$133,663	$159,808	$142,767
International	8,584	15,157	13,447
Total	$142,247	$174,965	$156,214

	December 31,
	2024	2023
Long-lived Assets (a)
Domestic	$677,933	$1,025,078
International (b)	29,510	146,747
Total	$707,443	$1,171,825
__________
(a)Consists of Net investments in real estate.
(b)We sold three international properties during the year ended December 31, 2024 and only have two international properties remaining (Note 6, Note 7, Note 16).

Note 18. Subsequent Events

Non-Recourse Mortgage Non-Payment

A non-recourse mortgage loan with an outstanding principal balance of $25.2 million as of December 31, 2024 and a maturity date of January 6, 2025 has not been repaid as of the date of this Report (Note 11). This non-recourse mortgage loan encumbers a property classified as Assets held for sale, net, as of December 31, 2024 (Note 6).

Net Lease Office Properties 2024 10-K – 74

Notes to Consolidated Financial Statements
Repayments of NLOP Mezzanine Loan

In February 2025, we repaid $3.3 million of outstanding principal on the NLOP Mezzanine Loan using excess cash (Note 11).

Rent Reimbursement

In February 2025, we entered into an agreement to reimburse a tenant $3.3 million of rent (as a rent credit) since the tenant had to vacate a property during a period of maintenance, which was included in our consolidated statements of operations for the year ended December 31, 2024 as a reduction to Lease revenues since it was treated as a contingency.

Net Lease Office Properties 2024 10-K – 75

NET LEASE OFFICE PROPERTIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2024, 2023, and 2022
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2024
Valuation reserve for deferred tax assets	$9,809	$4,942	$(7,185)	$7,566

Year Ended December 31, 2023
Valuation reserve for deferred tax assets	$7,129	$3,431	$(751)	$9,809

Year Ended December 31, 2022
Valuation reserve for deferred tax assets	$6,011	$1,789	$(671)	$7,129

Net Lease Office Properties 2024 10-K – 76

NET LEASE OFFICE PROPERTIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements (Office Property Locations)
Raleigh, NC	$—	$1,638	$1,255	$2	$(780)	$828	$1,287	$2,115	$1,200	1983	Jan. 1998	20 yrs.
King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	5,021	1968	Jan. 1998	40 yrs.
Rio Rancho, NM	—	1,190	9,353	5,866	(238)	2,287	13,884	16,171	8,644	1999	Jul. 1998	40 yrs.
Moorestown, NJ	—	351	5,981	1,779	1	351	7,761	8,112	5,304	1964	Feb. 1999	40 yrs.
Venice, CA	—	2,032	10,152	13,214	1	2,032	23,367	25,399	10,433	1991	Sep. 2004	40 yrs.
Fort Worth, TX	—	4,600	37,580	327	—	4,600	37,907	42,507	14,118	2003	Feb. 2010	40 yrs.
St. Petersburg, FL	—	1,466	15,207	3,877	—	1,466	19,084	20,550	7,348	1999	Sep. 2012	30 yrs.
Yardley, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	6,972	2002	Sep. 2012	30 yrs.
San Marcos, TX	—	440	688	—	—	440	688	1,128	267	2000	Sep. 2012	31 yrs.
Playa Vista, CA	—	3,857	35,800	—	—	3,857	35,800	39,657	13,774	1999	Sep. 2012	40 yrs.
Odessa, TX	—	196	1,864	—	—	196	1,864	2,060	86	2000	Sep. 2012	29 yrs.
San Marcos, TX	—	656	6,723	—	—	656	6,723	7,379	308	1996	Sep. 2012	29 yrs.
Corpus Christi, TX	—	764	1,823	—	—	764	1,823	2,587	84	2000	Sep. 2012	29 yrs.
Waco, TX	—	473	2,058	—	—	473	2,058	2,531	94	1969	Sep. 2012	29 yrs.
Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	6,681	1989	Jun. 2013	40 yrs.
Houston, TX	—	522	7,448	228	(1,166)	404	6,628	7,032	3,201	1999	Jan. 2014	27 yrs.
Roseville, MN	—	2,560	16,025	435	—	2,560	16,460	19,020	3,223	2001	Nov. 2017	40 yrs.
The Woodlands, TX	—	1,697	52,289	—	(29,342)	645	23,999	24,644	7,427	2009	Oct. 2018	40 yrs.
Tampa, FL	—	2,025	31,821	1,557	(8,124)	1,476	25,803	27,279	5,419	1985	Oct. 2018	40 yrs.
Tampa, FL	—	1,864	18,022	410	—	1,864	18,432	20,296	2,946	1985	Oct. 2018	40 yrs.
Houston, TX	—	2,136	2,344	—	(1,143)	1,544	1,793	3,337	445	1982	Oct. 2018	40 yrs.
Martinsville, VA	—	1,082	8,108	—	—	1,082	8,108	9,190	1,406	2011	Oct. 2018	40 yrs.
Eagan, MN	—	1,470	—	—	(951)	519	—	519	—	2005	Oct. 2018	40 yrs.
Eagan, MN	—	4,312	32,878	—	(19,216)	1,524	16,450	17,974	5,078	1969	Oct. 2018	40 yrs.
Warrenville, IL	—	3,662	23,711	—	—	3,662	23,711	27,373	3,869	2002	Oct. 2018	40 yrs.
Houston, TX	—	23,161	104,266	3,345	—	23,161	107,611	130,772	16,606	1973	Oct. 2018	40 yrs.
Krakow, Poland	—	2,381	6,212	245	(3,659)	1,279	3,900	5,179	912	2003	Oct. 2018	40 yrs.
Plymouth, MN	—	2,871	26,353	1,000	(11,515)	1,605	17,104	18,709	4,429	1999	Oct. 2018	40 yrs.
San Antonio, TX	—	3,094	16,624	—	—	3,094	16,624	19,718	2,763	2002	Oct. 2018	40 yrs.
Oak Creek, WI	—	2,858	11,055	—	—	2,858	11,055	13,913	1,938	2000	Oct. 2018	40 yrs.
Morrisville, NC	—	2,374	30,140	7,071	—	2,374	37,211	39,585	5,172	1998	Mar. 2019	40 yrs.
Norcross, GA	—	1,795	2,676	—	—	1,795	2,676	4,471	162	1999	Aug. 2022	40 yrs.
Farmington Hills, MI	5,980	2,195	5,213	—	—	2,195	5,213	7,408	315	2001	Aug. 2022	40 yrs.
Eagan, MN	8,828	1,298	7,445	—	—	1,298	7,445	8,743	450	2013	Aug. 2022	40 yrs.

Net Lease Office Properties 2024 10-K – 77

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Plano, TX	21,803	3,667	28,073	—	(1,111)	3,667	26,962	30,629	1,698	2001	Aug. 2022	40 yrs.
Jacksonville, FL	9,657	2,084	6,673	—	—	2,084	6,673	8,757	404	2001	Aug. 2022	40 yrs.
Coralville, IA	—	2,222	35,695	—	—	2,222	35,695	37,917	2,159	2015	Aug. 2022	40 yrs.
Oslo, Norway	39,771	15,763	33,250	27	(23,465)	8,000	17,575	25,575	1,711	2013	Aug. 2022	40 yrs.
	$86,039	$110,017	$675,406	$45,183	$(100,708)	$94,123	$635,775	$729,898	$152,067
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
(c)Excludes (i) gross lease intangible assets of $238.5 million and the related accumulated amortization of $140.6 million, (ii) gross lease intangible liabilities of $18.9 million and the related accumulated amortization of $12.6 million, (iii) assets held for sale of $29.3 million, and (iv) real estate under construction of $0.4 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

Net Lease Office Properties 2024 10-K – 78

NET LEASE OFFICE PROPERTIES
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$1,203,991	$1,287,547	$1,100,230
Dispositions	(371,638)	(35,287)	—
Impairment charges	(73,301)	(57,607)	—
Reclassification to assets held for sale	(31,066)	—	—
Capital improvements	8,372	13,398	4,723
Foreign currency translation adjustment	(6,460)	(757)	(14,273)
Reclassification to sales-type lease	—	(17,861)	—
Reclassification from direct financing leases	—	14,558	—
Acquisitions through CPA:18 Merger	—	—	196,867
Ending balance	$729,898	$1,203,991	$1,287,547

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$213,034	$190,516	$163,836
Dispositions	(82,339)	(4,782)	—
Depreciation expense	23,687	31,237	28,923
Reclassification to assets held for sale	(1,769)	—	—
Foreign currency translation adjustment	(546)	226	(2,243)
Reclassification to sales-type lease	—	(4,163)	—
Ending balance	$152,067	$213,034	$190,516

At December 31, 2024, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.1 billion.

Net Lease Office Properties 2024 10-K – 79

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2024 at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2024, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, due to an exemption established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 2024 10-K – 80

Item 9B. Other Information.

During the three months ended December 31, 2024, no trustee or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Net Lease Office Properties 2024 10-K – 81

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive and Trustee Compensation.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Net Lease Office Properties 2024 10-K – 82

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1*	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
2.2*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
3.1	Amended and Restated Declaration of Trust of Net Lease Office Properties	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
3.2	Amended and Restated Bylaws of Net Lease Office Properties	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
4.1	Description of Securities Registered under Section 12 of the Exchange Act	Filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed March 5, 2024 and incorporated herein by reference
10.1*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 7, 2023 and incorporated herein by reference
10.2*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.3*	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.4*	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower LLC and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.5*	Amendment dated November 1, 2023 to Loan Agreement dated September 20, 2023, by and among JP Morgan Chase Bank, N.A. and the borrowers named therein	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.6*	Amendment dated November 1, 2023 to Mezzanine Loan Agreement dated September 20, 2023, between NLO Mezzanine Borrower and JPMorgan Chase Bank, N.A.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.7*	Second Amendment dated March 5, 2024, to Loan Agreement dated September 20, 2023, by and among JP Morgan Chase Bank, N.A. and the borrowers named therein	Filed an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2024 and incorporated herein by reference

Net Lease Office Properties 2024 10-K – 83

Exhibit No.	Description	Method of Filing
10.8†	Net Lease Office Properties and NLO OP LLC 2023 Incentive Award Plan	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.9†	Form of Net Lease Office Properties and NLO OP LLC Restricted Stock Unit Award Agreement	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.10	Form of Indemnification Agreement entered into between Net Lease Office Properties and each of its trustees and executive officers	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
19.1	Net Lease Office Properties Insider Trading Compliance Policy and Procedures	Filed herewith
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	Clawback Policy	Filed as Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed March 6, 2024 and incorporated herein by reference
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Net Lease Office Properties 2024 10-K – 84

Exhibit No.	Description	Method of Filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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

Net Lease Office Properties 2024 10-K – 85

Item 16. Form 10-K Summary.

None.

Net Lease Office Properties 2024 10-K – 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	February 27, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer and Chair of the Board	February 27, 2025
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 27, 2025
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	February 27, 2025
Brian Zander	(Principal Accounting Officer)

/s/ Axel K.A. Hansing	Trustee	February 27, 2025
Axel K.A. Hansing

/s/ Jean Hoysradt	Trustee	February 27, 2025
Jean Hoysradt

/s/ John J. Park	Trustee	February 27, 2025
John J. Park

/s/ Richard J. Pinola	Trustee	February 27, 2025
Richard J. Pinola

Net Lease Office Properties 2024 10-K – 87