Form 10-Q
period 2025-03-31
Net Lease Office Properties
filed 2025-05-08
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,814,075 common shares of beneficial interest, $0.001 par value, outstanding at May 2, 2025.

Net Lease Office Properties 3/31/2025 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation and tariffs on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 (the “2024 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

Net Lease Office Properties 3/31/2025 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate:
Land, buildings and improvements	$721,448	$730,345
In-place lease intangible assets and other	208,933	209,968
Above-market rent intangible assets	30,508	30,512
Investments in real estate	960,889	970,825
Accumulated depreciation and amortization	(297,845)	(292,679)
Assets held for sale, net	29,297	29,297
Net investments in real estate	692,341	707,443
Restricted cash	37,597	43,305
Cash and cash equivalents	28,153	25,121
Other assets, net	26,014	29,200
Total assets (a)	$784,105	$805,069
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$115,327	$111,259
NLOP Mezzanine Loan, net	33,171	57,957
Debt, net	148,498	169,216
Accounts payable, accrued expenses and other liabilities	43,576	44,145
Below-market rent intangible liabilities, net	5,802	6,305
Total liabilities (a)	197,876	219,666
Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 and 14,814,075 shares, respectively, issued and outstanding	15	15
Additional paid-in capital	855,813	855,813
Distributions in excess of accumulated earnings	(233,951)	(234,443)
Accumulated other comprehensive loss	(39,754)	(40,157)
Total shareholders’ equity	582,123	581,228
Noncontrolling interests	4,106	4,175
Total equity	586,229	585,403
Total liabilities and equity	$784,105	$805,069
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2025 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Lease revenues	$27,392	$38,314
Income from finance leases	—	89
Other lease-related income	1,821	5,604
	29,213	44,007
Operating Expenses
Depreciation and amortization	9,725	17,970
Reimbursable tenant costs	6,140	6,200
Property expenses, excluding reimbursable tenant costs	2,455	2,251
General and administrative	1,807	1,901
Asset management fees	1,260	1,804
Impairment charges — real estate	920	4,065
Other expenses	—	16
	22,307	34,207
Other Income and Expenses
Interest expense	(5,746)	(20,800)
Loss on sale of real estate, net	(1,008)	(15,776)
Other gains and (losses)	443	(821)
	(6,311)	(37,397)
Income (loss) before income taxes	595	(27,597)
Provision for income taxes	(82)	(224)
Net Income (Loss)	513	(27,821)
Net income attributable to noncontrolling interests	(21)	(21)
Net Income (Loss) Attributable to NLOP	$492	$(27,842)

Basic and Diluted Earnings (Loss) Per Share	$0.03	$(1.88)
Weighted-Average Shares Outstanding
Basic and Diluted	14,814,075	14,785,118

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2025 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss)	$513	$(27,821)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	403	(2,230)
Unrealized gain on derivative instruments	—	212
	403	(2,018)
Comprehensive Income (Loss)	916	(29,839)

Amounts Attributable to Noncontrolling Interests
Net income	(21)	(21)
Comprehensive income attributable to noncontrolling interests	(21)	(21)
Comprehensive Income (Loss) Attributable to NLOP	$895	$(29,860)

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2025 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2025	14,814,075	$15	$855,813	$(234,443)	$(40,157)	$581,228	$4,175	$585,403
Net income				492		492	21	513
Distributions to noncontrolling interests						—	(90)	(90)
Other comprehensive income:
Foreign currency translation adjustments					403	403		403
Balance at March 31, 2025	14,814,075	$15	$855,813	$(233,951)	$(39,754)	$582,123	$4,106	$586,229

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2024	14,620,919	$15	$855,554	$(142,960)	$(35,600)	$677,009	$4,421	$681,430
Net income				(27,842)		(27,842)	21	(27,821)
Shares issued	164,199	—	12	(11)		1		1
Amortization of stock-based compensation expense			75			75		75
Distributions to noncontrolling interests						—	(60)	(60)
Other comprehensive loss:
Foreign currency translation adjustments					(2,230)	(2,230)		(2,230)
Unrealized gain on derivative instruments					212	212		212
Balance at March 31, 2024	14,785,118	$15	$855,641	$(170,813)	$(37,618)	$647,225	$4,382	$651,607

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 3/31/2025 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows — Operating Activities
Net income (loss)	$513	$(27,821)
Adjustments to net income (loss):
Depreciation and amortization, including intangible assets and deferred financing costs	10,760	24,388
Loss on sale of real estate, net	1,008	15,776
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	989	1,342
Impairment charges — real estate	920	4,065
Amortization of rent-related intangibles and deferred rental revenue	(609)	(3,637)
Straight-line rent adjustments	513	777
Deferred income tax benefit	—	(123)
Stock-based compensation expense	—	75
Net changes in other operating assets and liabilities	28	1,159
Proceeds from sales of net investments in sales-type leases	—	10,392
Net Cash Provided by Operating Activities	14,122	26,393
Cash Flows — Investing Activities
Proceeds from sales of real estate	9,224	32,423
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(1,795)	(5,666)
Value added taxes received in connection with sale of real estate	1,227	—
Net Cash Provided by Investing Activities	8,656	26,757
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(25,672)	(30,916)
Distributions to noncontrolling interests	(90)	(60)
Other financing activities, net	(7)	10
Dividends paid	—	(1,071)
Net Cash Used in Financing Activities	(25,769)	(32,037)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	315	(596)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,676)	20,517
Cash and cash equivalents and restricted cash, beginning of period	68,426	67,829
Cash and cash equivalents and restricted cash, end of period	$65,750	$88,346

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2025 10-Q – 7

NET LEASE OFFICE PROPERTIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Net Lease Office Properties (“NLOP” or the “Company”) is a publicly-traded REIT that owns a diversified portfolio of office properties that are primarily leased to corporate tenants on a single-tenant, net-lease basis. Our net leases generally specify a base rent with rent increases and require the tenant to pay substantially all costs associated with operating and maintaining the property. Certain wholly-owned affiliates of W. P. Carey Inc. (“WPC”) (our “Advisor”) externally manage NLOP pursuant to certain advisory agreements (the “NLOP Advisory Agreements”).

Our common shares are listed on the New York Stock Exchange under the ticker symbol “NLOP.”

NLOP was initially formed when, pursuant to the terms of a separation and distribution agreement, WPC spun off a portfolio of 59 office assets into a separate publicly-traded company (the “Spin-Off”). To accomplish this Spin-Off, WPC formed a Maryland real estate investment trust, NLOP, on October 21, 2022, to own the 59 office assets. On November 1, 2023, WPC completed the Spin-Off, contributing 59 office properties to NLOP. The Spin-Off was accomplished via a pro rata dividend of 1 NLOP common share for every 15 shares of WPC common stock outstanding.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code effective as of November 1, 2023.

As of March 31, 2025, NLOP’s portfolio was comprised of full or partial ownership interests in 37 properties, net leased to 41 corporate tenants, totaling approximately 6.1 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 4.1 years. Information with respect to number of properties and square footage is unaudited.

NLOP operates as one segment, and through its subsidiaries, owns, operates, and finances office buildings. Our business is characterized as owning a diversified portfolio of office properties that are primarily leased to corporate tenants on a single-tenant, net-lease basis. These economic characteristics are similar across various geographic locations and industries in which our tenants operate and therefore considered one operating segment. Our consolidated operating results, including net income, are regularly reviewed, in the aggregate, by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources, which can be found on our consolidated financial statements.

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 4) or Income from finance leases (Note 4) in accordance with Accounting Standards Codification (“ASC”) 842, Leases.

Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided with the following significant expenses, which are included in our consolidated financial statements and require no additional disaggregation: Property expenses, excluding reimbursable tenant costs, General and administrative expenses, Asset management fees, Interest expense, and Provision for income taxes.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, which are included in the 2024 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

Net Lease Office Properties 3/31/2025 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2024 Annual Report.

At both March 31, 2025 and December 31, 2024, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(6,919)	(6,271)
Total assets	46,553	47,197

Total liabilities	$308	$304

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$28,153	$25,121
Restricted cash (a)	37,597	43,305
Total cash and cash equivalents and restricted cash	$65,750	$68,426
__________
(a)Amounts as of March 31, 2025 and December 31, 2024 include approximately $35.8 million and $41.7 million, respectively, related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 8). In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 13).

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. Diluted earnings per share reflects potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive. For the three months ended March 31, 2025, there were no potentially dilutive securities. Therefore, basic net income per share equals diluted net income per share for the three months ended March 31, 2025. For the three months ended March 31, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the three months ended March 31, 2024.

Net Lease Office Properties 3/31/2025 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Translation and Transaction Gains and Losses

As of March 31, 2025, we owned an international real estate investment in Norway, for which the primary functional currency is the Norwegian krone. We perform the translation from this currency to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Loss on sale of real estate, net, in the consolidated statements of operations) when we have substantially exited from all investments in the related currency. During the three months ended March 31, 2025, we exited all investments denominated in euros (Note 10, Note 12).

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset management fees (a)	$1,260	$1,804
Administrative reimbursements (b)	1,000	1,000
	$2,260	$2,804
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

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	March 31, 2025	December 31, 2024
Asset management fees payable	$417	$469
Administrative reimbursements payable and other	335	366
	$752	$835

Net Lease Office Properties 3/31/2025 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Other Transactions with Related Parties

At March 31, 2025, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements, Finance Receivables and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Land	$93,011	$94,123
Buildings and improvements	627,184	635,775
Real estate under construction	1,253	447
Less: Accumulated depreciation	(152,339)	(152,067)
	$569,109	$578,278

During the three months ended March 31, 2025, the U.S. dollar weakened against the Norwegian krone and euro. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements increased by $2.0 million from December 31, 2024 to March 31, 2025.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $4.3 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, we capitalized accrued costs of $1.0 million within Land, buildings and improvements for capital expenditures.

Dispositions of Properties

During the three months ended March 31, 2025, we disposed of two properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $8.7 million from December 31, 2024 to March 31, 2025 (Note 12).

Real Estate Under Construction

During the three months ended March 31, 2025, we capitalized $0.8 million of real estate under construction related to a maintenance project at a property.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease income — fixed	$20,507	$31,362
Lease income — variable (a)	6,885	6,952
Total operating lease income	$27,392	$38,314
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
Net Lease Office Properties 3/31/2025 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Other Lease-Related Income

For the three months ended March 31, 2025 and 2024, other lease-related income on our consolidated statements of operations included lease termination income of $0.9 million and $4.7 million, respectively.

In addition, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $0.5 million at both three months ended March 31, 2025 and 2024.

Finance Receivables

During the first quarter of 2024, we sold a property classified as net investments in sales-type leases. Earnings from our net investments in sales-type leases were included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for the three months ended March 31, 2024. We had no net investments in finance leases as of March 31, 2025 and December 31, 2024.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2025	December 31, 2024
Land, buildings and improvements	$31,066	$31,066
In-place lease intangible assets and other	3,891	3,891
Above-market rent intangible assets	1,382	1,382
Accumulated depreciation and amortization	(7,042)	(7,042)
Assets held for sale, net	$29,297	$29,297

As of both March 31, 2025 and December 31, 2024, we had one property classified as Assets held for sale, net, with a carrying value of $29.3 million.

Note 5. Intangible Assets and Liabilities

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

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$206,979	$(127,081)	$79,898	$207,988	$(123,040)	$84,948
Above-market rent	30,508	(18,425)	12,083	30,512	(17,572)	12,940
Total intangible assets	$237,487	$(145,506)	$91,981	$238,500	$(140,612)	$97,888

Finite-Lived Intangible Liabilities
Below-market rent	$(18,856)	$13,054	$(5,802)	$(18,856)	$12,551	$(6,305)
Total intangible liabilities	$(18,856)	$13,054	$(5,802)	$(18,856)	$12,551	$(6,305)

Net Lease Office Properties 3/31/2025 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Net amortization of intangibles, including the effect of foreign currency translation, was $5.5 million and $11.7 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Note 6. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps (Note 7).

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

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgages, net (a) (b) (c)	3	$115,327	$93,514	$111,259	$91,642
NLOP Mezzanine Loan, net (a) (b) (c) (d)	3	33,171	35,614	57,957	61,753
__________
(a)The carrying value of the NLOP Mezzanine Loan, net (Note 8) includes unamortized deferred financing costs of $0.7 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively.
(b)The carrying value of Non-recourse mortgages, net includes unamortized premium of $0.7 million and $0.4 million at March 31, 2025 and December 31, 2024, respectively. The carrying value of the NLOP Mezzanine Loan, net (Note 8) includes unamortized discount of $1.7 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively.
(c)We determined the estimated fair value of our non-recourse mortgage loans and NLOP Mezzanine Loan using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.
(d)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 13).

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2025 and December 31, 2024.

Net Lease Office Properties 3/31/2025 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2024 Annual Report.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$16,170	$920	$13,710	$4,065
		$920		$4,065

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2025 and 2024, were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2025 — During the three months ended March 31, 2025, we recognized an impairment charge of $0.9 million on one property, in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price.

2024 — During the three months ended March 31, 2024, we recognized impairment charges totaling $4.1 million on two properties, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. These properties were sold during 2024.

Note 7. Risk Management and Use of Derivative Financial Instruments

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2024 Annual Report. At both March 31, 2025 and December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate cap	Other assets, net	$1	$10
Total derivatives		$1	$10

Net Lease Office Properties 3/31/2025 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024
Interest rate cap	$—	$212
Total	$—	$212

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2025	2024
Interest rate cap	Interest expense	$—	$(215)
Total		$—	$(215)

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts were reclassified to Interest expense as interest was incurred on our variable-rate debt.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2025	2024
Interest rate cap	Interest expense	$—	$(2)
Derivatives Not in Cash Flow Hedging Relationships
Interest rate cap	Other gains and (losses)	(10)	—
Total		$(10)	$(2)

See below for information on our purposes for entering into derivative instruments.

Interest Rate Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate debt (our NLOP Financing Arrangements (Note 8)), and, as a result, we have entered into, and may continue to enter into, interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations. Our objective in using these derivatives is to limit our exposure to interest rate movements.

During the third quarter of 2024, we de-designated our interest rate cap as a hedging instrument, since we determined that the derivative is no longer highly effective, given mismatches between the hedged notional of the interest rate cap versus the outstanding principal on the NLOP Mortgage Loan (which was fully repaid during 2024 and is defined in Note 8).

The interest rate caps that our consolidated subsidiaries had outstanding at March 31, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2025
Not Designated as Cash Flow Hedging Instruments
Interest rate cap	1	150,904	USD	$1
				$1

Net Lease Office Properties 3/31/2025 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2025. At March 31, 2025, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

Note 8. Debt

Debt Facility

As of both March 31, 2025 and December 31, 2024, we had a mezzanine loan facility with an original principal balance of $120.0 million maturing on November 9, 2028 (the “NLOP Mezzanine Loan”). This mezzanine loan was originally part of the NLOP Financing Arrangements, which also included a senior secured mortgage loan that was fully repaid during the year ended December 31, 2024 (the “NLOP Mortgage Loan”), using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources. As of March 31, 2025, the remaining outstanding principal balance on the NLOP Mezzanine Loan was secured by pledges of equity in 25 of our properties.

The NLOP Mezzanine Loan bore interest at an annual rate of 14.5% (10.0% of which was required to be paid current on a monthly basis, and 4.5% of which was a payment-in-kind accrual, on a quarterly basis).

During the three months ended March 31, 2025, we repaid $25.5 million of outstanding principal on the NLOP Mezzanine Loan, using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources. In April 2025, we fully repaid the NLOP Mezzanine Loan, which had $35.6 million of outstanding principal as of March 31, 2025, using excess cash from operations and other sources, including loan reserves (Note 13).

The following table presents a summary of our NLOP Mezzanine Loan (dollars in thousands):

	Original Principal Balance	Interest Rate at March 31, 2025	Maturity Date at March 31, 2025	Principal Outstanding Balance at
				March 31, 2025	December 31, 2024
NLOP Mezzanine Loan (a)	$120,000	14.5%	11/9/2028	$35,614	$61,141
__________
(a)Balance excludes unamortized discount of $1.7 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs of $0.7 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. At March 31, 2025, our non-recourse mortgage notes payable encumbered six properties, with an aggregate weighted-average interest rate of 5.6% (fixed-rate and variable-rate non-recourse mortgage notes payable were 6.1% and 4.9%, respectively), and maturity dates ranging from April 2025 to May 2026.

The non-recourse mortgage loan encumbering our property located in Norway with a principal balance outstanding of $42.8 million and a maturity date of December 2025 is in a loan-to-value covenant breach as of March 31, 2025, and the lender has the right to demand payment in full. As of date of this Report, the lender has not exercised such a right.

The non-recourse mortgage loan encumbering a domestic property with a principal balance outstanding of $25.2 million was not repaid on its maturity date of January 6, 2025, and the lender has the right to commence foreclosure proceedings. As of the date of this Report, the lender has not exercised such a right. This loan has accrued default interest at an annual rate of 5.0% since the original maturity date, in addition to the base interest rate of 4.2%.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2025, the U.S. dollar weakened against the Norwegian krone, resulting in an increase of $3.0 million in the aggregate carrying value of our Non-recourse mortgages, net from December 31, 2024 to March 31, 2025.

Net Lease Office Properties 3/31/2025 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of March 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2025 (remainder) (a)	$108,786
2026	5,882
2027	—
2028 (b)	35,614
2029	—
Total principal payments	150,282
Unamortized discount, net	(1,041)
Unamortized deferred financing costs	(743)
Total	$148,498
__________
(a)In April 2025, the maturity dates for two non-recourse mortgage loans with principal outstanding totaling $30.8 million were extended from May 2025 to March 2026 and July 2026 (Note 13).
(b)Represents the NLOP Mezzanine Loan, which was fully repaid in April 2025 (Note 13).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2025.

Note 9. Commitments and Contingencies

At March 31, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 10. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2024 Annual Report. The total compensation expense for awards issued under this plan was less than $0.1 million for the three months ended March 31, 2024, which was included in General and administrative expenses in the consolidated financial statements. There were no stock-based compensation awards outstanding as of March 31, 2025 and December 31, 2024.

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

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) — basic and diluted	$492	$(27,842)

Weighted-average shares outstanding – basic and diluted	14,814,075	14,785,118
Net Lease Office Properties 3/31/2025 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2025, there were no potentially dilutive securities. Therefore, basic net income per share equals diluted net income per share for the three months ended March 31, 2025. For the three months ended March 31, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the three months ended March 31, 2024.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments	Total
Beginning balance	$(40,157)	$(40,157)
Other comprehensive loss before reclassifications	(710)	(710)
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 12)	1,113	1,113
Total	1,113	1,113
Net current period other comprehensive income	403	403
Ending balance	$(39,754)	$(39,754)

	Three Months Ended March 31, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,191)	$(34,409)	$(35,600)
Other comprehensive loss before reclassifications	(3)	(2,230)	(2,233)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	215	—	215
Total	215	—	215
Net current period other comprehensive loss	212	(2,230)	(2,018)
Ending balance	$(979)	$(36,639)	$(37,618)

See Note 7 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Note 11. Income Taxes

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. We have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2025 and 2024.

Net Lease Office Properties 3/31/2025 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Current income tax expense was less than $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Deferred income tax benefit was $0.1 million for the three months ended March 31, 2024. No such benefit was recorded for the three months ended March 31, 2025.

Note 12. Property Dispositions

Our property dispositions are also discussed in Note 4.

During the three months ended March 31, 2025, we sold two properties, for total proceeds, net of selling costs, of $9.2 million and recognized a net loss on these sales totaling $1.0 million. In connection with the sale of a property in Poland in March 2025, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $1.1 million of net foreign currency translation losses from Accumulated other comprehensive loss to Loss on sale of real estate, net (as an increase to Loss on sale of real estate, net), since the sale represented a disposal of all of our investments denominated in euros (Note 2, Note 10).

During the three months ended March 31, 2024, we sold two properties, for total proceeds, net of selling costs, of $42.8 million and recognized a net loss on these sales totaling $15.8 million (inclusive of income taxes totaling $0.1 million recognized upon sale).

Note 13. Subsequent Events

Full Repayment of NLOP Mezzanine Loan

In April 2025, we fully repaid the NLOP Mezzanine Loan, which had $35.6 million of outstanding principal as of March 31, 2025, using excess cash from operations and other sources, including loan reserves (Note 8).

Loan Maturity Extensions

In May 2025, the maturity dates for two non-recourse mortgage loans with principal outstanding totaling $30.8 million were extended from May 2025 to March 2026 and July 2026. The annual interest rates for these loans were revised from 4.0% to 7.0% during the extension period (Note 8).
Net Lease Office Properties 3/31/2025 10-Q – 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2024 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2024 Annual Report for a description of our business.

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

Financial Highlights

During the three months ended March 31, 2025 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the three months ended March 31, 2025, we sold two properties for total proceeds, net of selling costs, of $9.2 million (Note 12).

Financing

•During the three months ended March 31, 2025, we repaid $25.5 million of outstanding principal on the NLOP Mezzanine Loan, using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources (Note 8).
•In April 2025, we fully repaid the NLOP Mezzanine Loan, which had $35.6 million of outstanding principal as of March 31, 2025, using excess cash from operations and other sources, including loan reserves (Note 13).
•In April 2025, the maturity dates for two non-recourse mortgages with principal outstanding totaling $30.8 million were extended from May 2025 to March 2026 and July 2026 (Note 13).

Net Lease Office Properties 3/31/2025 10-Q – 20

Summary Results

(in thousands)

	Three Months Ended March 31,
	2025	2024
Total revenues	$29,213	$44,007

Net income (loss) attributable to NLOP	492	(27,842)

Net cash provided by operating activities (a)	14,122	26,393
Net cash provided by investing activities	8,656	26,757
Net cash used in financing activities	(25,769)	(32,037)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	12,093	9,917
Adjusted funds from operations attributable to NLOP (AFFO)	14,965	20,014
__________
(a)Amount for the three months ended March 31, 2024 includes $10.4 million of proceeds from the sale of a net investment in sales-type lease. Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues decreased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the impact of disposition activity, tenant vacancies at certain properties, and lower other lease-related income.

Net Income (Loss) Attributable to NLOP

We recognized net income attributable to NLOP for the three months ended March 31, 2025, as compared to net loss for the same period in 2024, primarily due to lower interest expense and lower loss on sale of real estate.

FFO

FFO increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to lower interest expense (including amortization of deferred financing costs), partially offset by the impact of disposition activity and lower other lease-related income.

AFFO

AFFO decreased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the impact of disposition activity and lower other lease-related income, partially offset by lower interest expense (excluding amortization of deferred financing costs).

Net Lease Office Properties 3/31/2025 10-Q – 21

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	March 31, 2025	December 31, 2024
ABR (in thousands)	$87,730	$88,124
Number of properties	37	39
Number of tenants	41	43
Occupancy	84.9%	85.2%
Weighted-average lease term (in years)	4.1	4.3
Leasable square footage (in thousands) (a)	5,508	5,613
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Portfolio

The tables below represent information about our portfolio at March 31, 2025 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc. (a)	Texas	$20,156	23.0%	913,713	1	5.2
JPMorgan Chase Bank, N.A.	Florida, Texas	9,766	11.1%	666,869	3	4.5
Siemens AS (b)	Norway	4,633	5.3%	165,905	1	0.7
Pharmaceutical Product Development, LLC	North Carolina	4,063	4.6%	219,812	1	8.7
Omnicom Group, Inc.	California	3,961	4.5%	120,000	1	3.5
R.R. Donnelley & Sons Company	Illinois	3,393	3.9%	167,215	1	2.5
Board of Regents, State of Iowa	Iowa	3,254	3.7%	191,700	1	5.6
Bankers Financial Corporation	Florida	3,228	3.7%	111,357	1	0.3
Google, LLC	California	3,018	3.4%	67,681	1	5.6
Northrop Grumman Systems Corporation	Minnesota	2,679	3.1%	191,336	1	4.7
Total		$58,151	66.3%	2,815,588	12	4.5
__________
(a)Excludes 570,999 of operating square footage for a parking garage associated with the KBR, Inc. property in Houston, Texas.
(b)ABR amount is subject to fluctuations in foreign currency exchange rates.

Net Lease Office Properties 3/31/2025 10-Q – 22

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
Remaining 2025	11	10	$11,960	13.6%	573,353	10.4%
2026	7	7	6,043	6.9%	369,460	6.7%
2027	7	6	8,879	10.1%	499,571	9.1%
2028	6	5	10,544	12.0%	476,012	8.6%
2029	4	3	4,597	5.3%	304,613	5.5%
2030	7	6	34,727	39.6%	1,772,623	32.2%
2031	1	1	631	0.7%	50,600	0.9%
2032	2	2	3,692	4.2%	257,008	4.7%
2033	1	1	4,063	4.6%	219,812	4.0%
2035	1	1	2,050	2.4%	120,147	2.2%
2037	1	1	544	0.6%	31,120	0.6%
Vacant	—	—	—	—%	833,297	15.1%
Total	48		$87,730	100.0%	5,507,616	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of March 31, 2025. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Results of Operations

Revenues

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenues
Lease revenues	$27,392	$38,314	$(10,922)
Income from finance leases	—	89	(89)
Other lease-related income	1,821	5,604	(3,783)
	$29,213	$44,007	$(14,794)

Lease Revenues

For the three months ended March 31, 2025 as compared to the same period in 2024, lease revenues decreased by $10.9 million, primarily due to disposition activity and tenant vacancies at certain properties.

Net Lease Office Properties 3/31/2025 10-Q – 23

Income from Finance Leases

For the three months ended March 31, 2025 as compared to the same period in 2024, income from direct finance leases decreased by less than $0.1 million, primarily due to the disposition of our remaining property classified as net investments in sales-type lease during the first quarter of 2024 (Note 4).

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Operating Expenses
Depreciation and amortization	$9,725	$17,970	$(8,245)
Reimbursable tenant costs	6,140	6,200	(60)
Property expenses, excluding reimbursable tenant costs	2,455	2,251	204
General and administrative	1,807	1,901	(94)
Asset management fees	1,260	1,804	(544)
Impairment charges — real estate	920	4,065	(3,145)
Other expenses	—	16	(16)
	$22,307	$34,207	$(11,900)

Depreciation and Amortization

For the three months ended March 31, 2025 as compared to the same period in 2024, depreciation and amortization expense decreased by $8.2 million, primarily due to the impact of disposition activity and accelerated amortization of intangible assets in connection with a lease restructuring during the prior year period.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2025 as compared to the same period in 2024, property expenses, excluding reimbursable tenant costs, increased by $0.2 million, primarily due to tenant vacancies (which resulted in property expenses no longer being reimbursable), partially offset by the impact of disposition activity.

Asset Management Fees

For the three months ended March 31, 2025 as compared to the same period in 2024, asset management fees decreased by $0.5 million, due to the impact of disposition activity, which reduced the asset base from which our Advisor earns fees (Note 3).

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 6.

Other Income and Expenses, and Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Other Income and Expenses, and Provision for Income Taxes
Interest expense	$(5,746)	$(20,800)	$15,054
Loss on sale of real estate, net	(1,008)	(15,776)	14,768
Other gains and (losses)	443	(821)	1,264
Provision for income taxes	(82)	(224)	142
	$(6,393)	$(37,621)	$31,228
Net Lease Office Properties 3/31/2025 10-Q – 24

Interest Expense

Interest expense is comprised of interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan.

For the three months ended March 31, 2025 as compared to the same period in 2024, interest expense decreased by $15.1 million, primarily due to repayments of our debt since January 1, 2024, including the full repayment of the NLOP Mortgage Loan during 2024 (Note 8).

Loss on Sale of Real Estate, Net

Loss on sale of real estate, net, consists of loss on the sale of properties that were disposed of during the reporting period, as more fully described in Note 4 and Note 12.

Other Gains and (Losses)

For the three months ended March 31, 2025, other gains and (losses) of $0.4 million were primarily comprised of interest income on our cash deposits.

For the three months ended March 31, 2024, other gains and (losses) of $(0.8) million were primarily comprised of net realized and unrealized losses on foreign currency exchange rate movements of $0.7 million and a loss on extinguishment of debt of $0.3 million (Note 8).

Provision for Income Taxes

For the three months ended March 31, 2025 as compared to the same period in 2024, provision for income taxes decreased by $0.1 million, primarily due to the impact of international property dispositions during the reporting period.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, capital expenditures, and debt service. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of capital expenditures and sales of real estate; the timing of the repayment of debt and receipt of lease revenues; the timing and amount of other lease-related payments; and the timing of advisory fees and reimbursements paid to our Advisor. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources and proceeds from dispositions of properties in order to meet these needs. We assess our ability to access capital on an ongoing basis. The following table summarizes the changes in cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Net cash provided by operating activities	$14,122	$26,393	$(12,271)
Net cash provided by investing activities	8,656	26,757	(18,101)
Net cash used in financing activities	(25,769)	(32,037)	6,268

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $12.3 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to $10.4 million of proceeds received from the sale of a net investment in sales-type lease during the prior year period (Note 5) and the impact of disposition activity, partially offset by lower interest expense.

Net Cash Provided by Investing Activities — Net cash provided by investing activities decreased by $18.1 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to lower proceeds from dispositions during the current year period.

Net Lease Office Properties 3/31/2025 10-Q – 25

Net Cash Used in Financing Activities — Net cash used in financing activities decreased by $6.3 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to lower payments of the NLOP Financing Arrangements and mortgage principal (following the full repayment of the NLOP Mortgage Loan during 2024 (Note 8)).

Summary of Financing

The table below summarizes our non-recourse mortgages and NLOP Mezzanine Loan (dollars in thousands):

	March 31, 2025	December 31, 2024
Carrying Value
Fixed rate:
Non-recourse mortgages, net (a)	$71,598	$71,488
NLOP Mezzanine Loan, net (a) (b)	33,171	57,957
	104,769	129,445
Variable rate:
Non-recourse mortgages, net (a)	43,729	39,771
	43,729	39,771
	$148,498	$169,216

Percent of Total Debt
Fixed rate	71%	76%
Variable rate	29%	24%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	8.9%	9.0%
Variable rate	4.9%	4.9%
Total debt	7.7%	8.1%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $1.0 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs totaling $0.7 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.
(b)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 13).

During the three months ended March 31, 2025, we repaid $25.5 million of outstanding principal on the NLOP Mezzanine Loan (Note 8), using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources. In April 2025, we fully repaid the NLOP Mezzanine Loan, which had $35.6 million of outstanding principal as of March 31, 2025, using excess cash from operations and other sources, including loan reserves (Note 13).

Cash Resources

At March 31, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $28.2 million. Of this amount, $8.8 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $73.7 million at March 31, 2025, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Net Lease Office Properties 3/31/2025 10-Q – 26

Cash Requirements and Liquidity

As of March 31, 2025, scheduled debt principal payments total $108.8 million during the remainder of 2025 and $5.9 million during 2026 (Note 8). In April 2025, the maturity dates for two non-recourse mortgages with principal outstanding totaling $30.8 million were extended from May 2025 to March 2026 and July 2026 (Note 13).

During the next 12 months following March 31, 2025 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $114.7 million, with $108.8 million due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligations (future interest payments total $3.8 million, with $3.2 million due during the next 12 months);
•making principal payments on the NLOP Mezzanine Loan, totaling $35.6 million, which was fully repaid in April 2025 (Note 13);
•making scheduled interest payments on the NLOP Mezzanine Loan, which was fully repaid in April 2025 (Note 13) (future interest payments as of March 31, 2025 totaled $19.6 million, with $5.2 million due during the next 12 months); includes 4.5% payment-in-kind interest that we had the option to capitalize into the principal balance;
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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2025.

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

Net Lease Office Properties 3/31/2025 10-Q – 27

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

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to NLOP	$492	$(27,842)
Adjustments:
Depreciation and amortization of real property	9,725	17,970
Loss on sale of real estate, net	1,008	15,776
Impairment charges — real estate	920	4,065
Proportionate share of adjustments for noncontrolling interests (a)	(52)	(52)
Total adjustments	11,601	37,759
FFO (as defined by NAREIT) attributable to NLOP	12,093	9,917
Adjustments:
Amortization of deferred financing costs	2,060	7,030
Straight-line and other leasing and financing adjustments	514	777
Above and below-market rent intangible lease amortization, net	250	1,077
Other amortization and non-cash items	108	314
Other (gains) and losses (b)	(47)	944
Tax benefit — deferred	—	(123)
Stock-based compensation	—	75
Other expenses	—	16
Proportionate share of adjustments for noncontrolling interests (a)	(13)	(13)
Total adjustments	2,872	10,097
AFFO attributable to NLOP	$14,965	$20,014

Summary
FFO (as defined by NAREIT) attributable to NLOP	$12,093	$9,917
AFFO attributable to NLOP	$14,965	$20,014
__________
Net Lease Office Properties 3/31/2025 10-Q – 28

(a)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(b)Primarily comprised of gains and losses on extinguishment of debt and foreign currency transactions.

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

We have borrowed funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. Movements in interest rates on variable rate debt could change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. We have entered into, and may continue to enter into, interest rate cap agreements with counterparties related to certain of our variable-rate debt. See Note 7 for additional information on our interest rate caps.

At March 31, 2025, fixed-rate debt comprises 71% of our debt and variable-rate debt comprises 29%.

Our debt obligations are more fully described in Note 8 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2025 (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Total	Fair Value
Fixed-rate debt (a) (b)	$65,947	$5,882	$—	$35,614	$—	$107,443	$102,022
Variable-rate debt (a)	$42,839	$—	$—	$—	$—	$42,839	$27,106
__________
(a)Amounts are based on the exchange rate at March 31, 2025, as applicable.
(b)In April 2025, we fully repaid our NLOP Mezzanine Loan, which had an outstanding principal balance of $35.6 million at March 31, 2025 and a maturity date of November 2028 (Note 13).
Net Lease Office Properties 3/31/2025 10-Q – 29

Annual interest expense on our variable-rate debt at March 31, 2025 would increase or decrease by $0.4 million, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2025 of less than $0.1 million for the Norwegian krone.

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

For the three months ended March 31, 2025, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•96% related to domestic operations; which included concentrations of 43%, 13%, and 11% in Texas, Minnesota, and Florida, respectively.
Net Lease Office Properties 3/31/2025 10-Q – 30

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2025 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 3/31/2025 10-Q – 31

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

Net Lease Office Properties 3/31/2025 10-Q – 32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	May 8, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2025	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 3/31/2025 10-Q – 33