Form 10-Q
period 2025-06-30
Net Lease Office Properties
filed 2025-08-06
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,814,075 common shares of beneficial interest, $0.001 par value, outstanding at August 1, 2025.

Net Lease Office Properties 6/30/2025 10-Q – 1

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

Net Lease Office Properties 6/30/2025 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate:
Land, buildings and improvements	$581,913	$730,345
In-place lease intangible assets and other	191,977	209,968
Above-market rent intangible assets	29,742	30,512
Investments in real estate	803,632	970,825
Accumulated depreciation and amortization	(282,999)	(292,679)
Assets held for sale, net	61,868	29,297
Net investments in real estate	582,501	707,443
Cash and cash equivalents	54,146	25,121
Restricted cash	2,043	43,305
Other assets, net	29,965	29,200
Total assets (a)	$668,655	$805,069
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$117,170	$111,259
NLOP Mezzanine Loan, net	—	57,957
Debt, net	117,170	169,216
Accounts payable, accrued expenses and other liabilities	43,449	44,145
Below-market rent intangible liabilities, net	3,985	6,305
Total liabilities (a)	164,604	219,666
Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 and 14,814,075 shares, respectively, issued and outstanding	15	15
Additional paid-in capital	855,813	855,813
Distributions in excess of accumulated earnings	(315,491)	(234,443)
Accumulated other comprehensive loss	(40,323)	(40,157)
Total shareholders’ equity	500,014	581,228
Noncontrolling interests	4,037	4,175
Total equity	504,051	585,403
Total liabilities and equity	$668,655	$805,069
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 6/30/2025 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Lease revenues	$27,508	$35,149	$54,900	$73,463
Income from finance leases	—	—	—	89
Other lease-related income	1,666	3,880	3,487	9,484
	29,174	39,029	58,387	83,036
Operating Expenses
Impairment charges — real estate	81,817	8,222	82,737	12,287
Depreciation and amortization	9,687	15,122	19,412	33,092
Reimbursable tenant costs	6,537	7,189	12,677	13,389
Property expenses, excluding reimbursable tenant costs	2,244	2,652	4,699	4,903
General and administrative	2,144	1,880	3,951	3,781
Asset management fees	1,209	1,599	2,469	3,403
Other expenses	—	—	—	16
	103,638	36,664	125,945	70,871
Other Income and Expenses
Interest expense	(4,400)	(27,798)	(10,146)	(48,598)
(Loss) gain on sale of real estate, net	(3,251)	37,723	(4,259)	21,947
Other gains and (losses)	697	332	1,140	(489)
	(6,954)	10,257	(13,265)	(27,140)
(Loss) income before income taxes	(81,418)	12,622	(80,823)	(14,975)
Provision for income taxes	(100)	(149)	(182)	(373)
Net (Loss) Income	(81,518)	12,473	(81,005)	(15,348)
Net income attributable to noncontrolling interests	(22)	(22)	(43)	(43)
Net (Loss) Income Attributable to NLOP	$(81,540)	$12,451	$(81,048)	$(15,391)

Basic (Loss) Earnings Per Share	$(5.50)	$0.84	$(5.47)	$(1.04)
Diluted (Loss) Earnings Per Share	$(5.50)	$0.84	$(5.47)	$(1.04)
Weighted-Average Shares Outstanding
Basic	14,814,075	14,785,118	14,814,075	14,785,118
Diluted	14,814,075	14,807,960	14,814,075	14,785,118

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 6/30/2025 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (Loss) Income	$(81,518)	$12,473	$(81,005)	$(15,348)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(569)	4	(166)	(2,226)
Unrealized gain on derivative instruments	—	572	—	784
	(569)	576	(166)	(1,442)
Comprehensive (Loss) Income	(82,087)	13,049	(81,171)	(16,790)

Amounts Attributable to Noncontrolling Interests
Net income	(22)	(22)	(43)	(43)
Comprehensive income attributable to noncontrolling interests	(22)	(22)	(43)	(43)
Comprehensive (Loss) Income Attributable to NLOP	$(82,109)	$13,027	$(81,214)	$(16,833)

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 6/30/2025 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at April 1, 2025	14,814,075	$15	$855,813	$(233,951)	$(39,754)	$582,123	$4,106	$586,229
Net loss				(81,540)		(81,540)	22	(81,518)
Distributions to noncontrolling interests						—	(91)	(91)
Other comprehensive loss:
Foreign currency translation adjustments					(569)	(569)		(569)
Balance at June 30, 2025	14,814,075	$15	$855,813	$(315,491)	$(40,323)	$500,014	$4,037	$504,051

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at April 1, 2024	14,785,118	$15	$855,641	$(170,813)	$(37,618)	$647,225	$4,382	$651,607
Net income				12,451		12,451	22	12,473
Amortization of stock-based compensation expense			75			75		75
Distributions to noncontrolling interests						—	(91)	(91)
Other comprehensive income:
Unrealized gain on derivative instruments					572	572		572
Foreign currency translation adjustments					4	4		4
Balance at June 30, 2024	14,785,118	$15	$855,716	$(158,362)	$(37,042)	$660,327	$4,313	$664,640

(Continued)

Net Lease Office Properties 6/30/2025 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2025	14,814,075	$15	$855,813	$(234,443)	$(40,157)	$581,228	$4,175	$585,403
Net loss				(81,048)		(81,048)	43	(81,005)
Distributions to noncontrolling interests						—	(181)	(181)
Other comprehensive loss:
Foreign currency translation adjustments					(166)	(166)		(166)
Balance at June 30, 2025	14,814,075	$15	$855,813	$(315,491)	$(40,323)	$500,014	$4,037	$504,051

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2024	14,620,919	$15	$855,554	$(142,960)	$(35,600)	$677,009	$4,421	$681,430
Net loss				(15,391)		(15,391)	43	(15,348)
Shares issued	164,199	—	12	(11)		1		1
Amortization of stock-based compensation expense			150			150		150
Distributions to noncontrolling interests						—	(151)	(151)
Other comprehensive loss:
Foreign currency translation adjustments					(2,226)	(2,226)		(2,226)
Unrealized gain on derivative instruments					784	784		784
Balance at June 30, 2024	14,785,118	$15	$855,716	$(158,362)	$(37,042)	$660,327	$4,313	$664,640

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 6/30/2025 10-Q – 7

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows — Operating Activities
Net loss	$(81,005)	$(15,348)
Adjustments to net loss:
Impairment charges — real estate	82,737	12,287
Depreciation and amortization, including intangible assets and deferred financing costs	23,079	54,679
Loss (gain) on sale of real estate, net	4,259	(21,947)
Straight-line rent adjustments	1,249	1,510
Amortization of rent-related intangibles and deferred rental revenue	(1,196)	(5,778)
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	803	2,579
Deferred income tax benefit	—	(306)
Stock-based compensation expense	—	150
Net changes in other operating assets and liabilities	(4,098)	2,917
Proceeds from sales of net investments in sales-type leases	—	10,341
Net Cash Provided by Operating Activities	25,828	41,084
Cash Flows — Investing Activities
Proceeds from sales of real estate	25,427	184,855
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(2,684)	(7,312)
Value added taxes refunded in connection with sale of real estate	(37)	—
Net Cash Provided by Investing Activities	22,706	177,543
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(61,307)	(203,968)
Distributions to noncontrolling interests	(181)	(151)
Other financing activities, net	(8)	11
Dividends paid	—	(1,071)
Net Cash Used in Financing Activities	(61,496)	(205,179)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	725	(570)
Net (decrease) increase in cash and cash equivalents and restricted cash	(12,237)	12,878
Cash and cash equivalents and restricted cash, beginning of period	68,426	67,829
Cash and cash equivalents and restricted cash, end of period	$56,189	$80,707

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 6/30/2025 10-Q – 8

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

As of June 30, 2025, NLOP’s portfolio was comprised of full or partial ownership interests in 36 properties, net leased to 39 corporate tenants, totaling approximately 5.9 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 4.0 years.

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

Net Lease Office Properties 6/30/2025 10-Q – 9

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

At both June 30, 2025 and December 31, 2024, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(7,567)	(6,271)
Total assets	45,975	47,197

Total liabilities	$308	$304

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$54,146	$25,121
Restricted cash (a)	2,043	43,305
Total cash and cash equivalents and restricted cash	$56,189	$68,426
__________
(a)Amount as of December 31, 2024 includes approximately $41.7 million related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 8). In April 2025, we fully repaid the NLOP Mezzanine Loan and are no longer subject to such reserve requirements (Note 8).

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. Diluted earnings per share reflects potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive. For the three and six months ended June 30, 2025, there were no potentially dilutive securities. Therefore, basic (loss) earnings per share equals diluted (loss) earnings per share for the three and six months ended June 30, 2025. For the six months ended June 30, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the six months ended June 30, 2024.

Net Lease Office Properties 6/30/2025 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Translation and Transaction Gains and Losses

As of June 30, 2025, we owned an international real estate investment in Norway, for which the primary functional currency is the Norwegian krone. We perform the translation from this currency to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Loss on sale of real estate, net, in the consolidated statements of operations) when we have exited from all investments in the related currency. During the six months ended June 30, 2025, we exited all investments denominated in euros (Note 10, Note 12).

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management fees (a)	$1,209	$1,599	$2,469	$3,403
Administrative reimbursements (b)	1,000	1,000	2,000	2,000
	$2,209	$2,599	$4,469	$5,403
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

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	June 30, 2025	December 31, 2024
Asset management fees payable	$412	$469
Administrative reimbursements payable and other	373	366
	$785	$835

Net Lease Office Properties 6/30/2025 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Other Transactions with Related Parties

Captive Insurance Company

Under the NLOP Advisory Agreements, our Advisor manages the insurance for our real property portfolio as part of its property insurance program. In March 2025, our Advisor formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of WPC and us. We pay insurance premiums to all the insurance companies in the property insurance program, including the Advisor’s captive insurance company, which in turn will pay out claims in respect of our properties on a pro rata basis.

During the six months ended June 30, 2025, we paid property insurance premiums totaling $3.2 million, of which $0.7 million was paid to our Advisor, covering the annual period commencing May 1, 2025. We amortize the insurance premiums over the policy period, which is reflected in Reimbursable tenant costs and Property expenses, excluding reimbursable tenant costs in our consolidated statements of operations.

Other

At June 30, 2025, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements, Finance Receivables and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Land	$71,078	$94,123
Buildings and improvements	509,582	635,775
Real estate under construction	1,253	447
Less: Accumulated depreciation	(142,876)	(152,067)
	$439,037	$578,278

During the six months ended June 30, 2025, we recognized impairment charges on three properties, which reduced the carrying value of Land, buildings and improvements by $82.7 million (Note 6).

During the six months ended June 30, 2025, the U.S. dollar weakened against the Norwegian krone. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements increased by $3.2 million from December 31, 2024 to June 30, 2025.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $4.3 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively, and $8.6 million and $13.3 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we capitalized accrued costs of $0.9 million within Land, buildings and improvements for capital expenditures.

Dispositions of Properties

During the six months ended June 30, 2025, we disposed of three properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $24.8 million from December 31, 2024 to June 30, 2025 (Note 12).

Net Lease Office Properties 6/30/2025 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Under Construction

During the six months ended June 30, 2025, we capitalized $0.8 million of real estate under construction related to a capital project at a property.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income — fixed	$20,052	$27,182	$40,559	$58,544
Lease income — variable (a)	7,456	7,967	14,341	14,919
Total operating lease income	$27,508	$35,149	$54,900	$73,463
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Other Lease-Related Income

Other lease-related income on our consolidated statements of operations included lease termination income of $0.9 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $7.8 million for the six months ended June 30, 2025 and 2024, respectively.

In addition, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $0.5 million for both three months ended June 30, 2025 and 2024, and $1.0 million for both the six months ended June 30, 2025 and 2024.

Finance Receivables

During the first quarter of 2024, we sold a property classified as net investments in sales-type leases. Earnings from our net investments in sales-type leases were included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for the six months ended June 30, 2024. We had no net investments in finance leases as of June 30, 2025 and December 31, 2024.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2025	December 31, 2024
Land, buildings and improvements	$63,501	$31,066
In-place lease intangible assets and other	20,933	3,891
Above-market rent intangible assets	2,323	1,382
Accumulated depreciation and amortization	(24,889)	(7,042)
Assets held for sale, net	$61,868	$29,297

Below-market rent intangible liabilities, net (a)	$1,351	$—
__________
(a)Included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Net Lease Office Properties 6/30/2025 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2025 and December 31, 2024, we had three and one properties, respectively, classified as held for sale. The estimated purchase price for one of these properties was lowered during the second quarter of 2025. As a result, we recognized a loss on sale of real estate of $3.4 million during the three and six months ended June 30, 2025, reflecting the updated estimated purchase price, in accordance with ASC 360, Property, Plant, and Equipment. One of these properties was sold in July 2025 (Note 13).

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

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$190,054	$(121,177)	$68,877	$207,988	$(123,040)	$84,948
Above-market rent	29,742	(18,946)	10,796	30,512	(17,572)	12,940
Total intangible assets	$219,796	$(140,123)	$79,673	$238,500	$(140,612)	$97,888

Finite-Lived Intangible Liabilities
Below-market rent	$(14,824)	$10,839	$(3,985)	$(18,856)	$12,551	$(6,305)
Total intangible liabilities	$(14,824)	$10,839	$(3,985)	$(18,856)	$12,551	$(6,305)

Net amortization of intangibles, including the effect of foreign currency translation, was $5.5 million and $9.8 million for the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $21.5 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

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

Net Lease Office Properties 6/30/2025 10-Q – 14

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

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgages, net (a) (b)	3	$117,170	$94,552	$111,259	$91,642
NLOP Mezzanine Loan, net (a) (b) (c) (d)	3	—	—	57,957	61,753
__________
(a)The carrying value of Non-recourse mortgages, net includes unamortized premium of $0.1 million and $0.4 million at June 30, 2025 and December 31, 2024, respectively. The carrying value of the NLOP Mezzanine Loan, net (Note 8) includes unamortized discount of $2.2 million at December 31, 2024.
(b)We determined the estimated fair value of our non-recourse mortgage loans and NLOP Mezzanine Loan using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.
(c)The carrying value of the NLOP Mezzanine Loan, net (Note 8) includes unamortized deferred financing costs of $1.0 million at December 31, 2024.
(d)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 8).

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2025 and December 31, 2024.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$97,768	$81,817	$74,754	$8,222
		$81,817		$8,222

	Six Months Ended June 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$113,938	$82,737	$88,464	$12,287
		$82,737		$12,287

Net Lease Office Properties 6/30/2025 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2025 and 2024, were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2025 — During the three and six months ended June 30, 2025, we recognized an impairment charge of $81.6 million on a property in Houston, Texas, leased to KBR, Inc. After performing a strategic review of the asset at the direction of our Board of Trustees during the second quarter of 2025, we commenced sale efforts for the property. As a result, this met our likely disposition impairment trigger event in accordance with ASC 360, Property, Plant, and Equipment, at which time we determined that the carrying value of the asset was not fully recoverable. The impairment charge reflects the excess of the asset’s carrying amount over its current estimated fair value, which is $73.2 million and may change as we progress with our disposition process. The fair value was determined based on valuation techniques consistent with ASC 820, Fair Value Measurement, which factored in current market conditions, existing lease terms, and assumptions about the highest and best use of the asset, using the following unobservable inputs:

•Cash flow discount rate of 10%;
•Residual value discount rate of 10%; and
•Investor required return of 15%.

Although these circumstances met our likely disposition trigger, there can be no assurances that we will sell the asset for its estimated fair value. As a result, to the extent additional impairment triggers arise in the future, the asset will be tested for recoverability.

Additionally, during the three and six months ended June 30, 2025, we recognized impairment charges totaling $0.3 million and $1.2 million on one and two properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. One of these properties was sold in May 2025 and one was sold in July 2025 (Note 13).

2024 — During the three and six months ended June 30, 2024, we recognized impairment charges totaling $8.2 million on two properties and $12.3 million on four properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Three of these properties were sold in 2024 and one was sold in March 2025.

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

Net Lease Office Properties 6/30/2025 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2024 Annual Report. At both June 30, 2025 and December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate cap	Other assets, net	$—	$10
Total derivatives		$—	$10

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Interest rate cap	$—	$572	$—	$784
Total	$—	$572	$—	$784

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate cap	Other gains and (losses)	$—	$(539)	$—	$(539)
Interest rate cap	Interest expense	—	(166)	—	(381)
Total		$—	$(705)	$—	$(920)

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts were reclassified to Interest expense as interest was incurred on our variable-rate debt.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate cap	Interest expense	$—	$(15)	$—	$(17)
Derivatives Not in Cash Flow Hedging Relationships
Interest rate cap	Other gains and (losses)	—	—	(10)	—
Total		$—	$(15)	$(10)	$(17)

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

During the third quarter of 2024, we de-designated our interest rate cap as a hedging instrument, since we determined that the derivative is no longer highly effective, given mismatches between the hedged notional of the interest rate cap versus the outstanding principal on the NLOP Mortgage Loan (which was fully repaid during 2024 and is defined in Note 8). The maturity date of this interest rate cap is November 2025.

Net Lease Office Properties 6/30/2025 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
The interest rate caps that our consolidated subsidiaries had outstanding at June 30, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2025
Not Designated as Cash Flow Hedging Instruments
Interest rate cap	1	150,904	USD	$—
				$—

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2025. At June 30, 2025, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

Note 8. Debt

Debt Facility

As of December 31, 2024, we had a mezzanine loan facility with an original principal balance of $120.0 million maturing on November 9, 2028 (the “NLOP Mezzanine Loan”). This mezzanine loan was originally part of the “NLOP Financing Arrangements,” which also included a senior secured mortgage loan that was fully repaid during the year ended December 31, 2024 (the “NLOP Mortgage Loan”), using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources.

During the six months ended June 30, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. At June 30, 2025, our non-recourse mortgage notes payable encumbered six properties, with an aggregate weighted-average interest rate of 6.4% (fixed-rate and variable-rate non-recourse mortgage notes payable were 7.4% and 4.9%, respectively), and maturity dates ranging from July 2025 to July 2026.

The non-recourse mortgage loan encumbering our property located in Norway with a principal balance outstanding of $45.5 million and a maturity date of December 2025 is in a loan-to-value covenant breach as of June 30, 2025, and the lender has the right to commence foreclosure proceedings. As of date of this Report, the lender has not exercised such a right.

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

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2025, the U.S. dollar weakened against the Norwegian krone, resulting in an increase of $4.9 million in the aggregate carrying value of our Non-recourse mortgages, net from December 31, 2024 to June 30, 2025.

Net Lease Office Properties 6/30/2025 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of June 30, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2025 (remainder)	$80,525
2026	36,577
2027	—
2028	—
2029	—
Total principal payments	117,102
Unamortized premium, net	68
Total	$117,170

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2025.

Note 9. Commitments and Contingencies

At June 30, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 10. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2024 Annual Report. The total compensation expense for awards issued under this plan was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, which was included in General and administrative expenses in the consolidated financial statements. There were no stock-based compensation awards outstanding as of June 30, 2025 and December 31, 2024.

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

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income — basic and diluted	$(81,540)	$12,451	$(81,048)	$(15,391)

Weighted-average shares outstanding – basic	14,814,075	14,785,118	14,814,075	14,785,118
Effect of dilutive securities	—	22,842	—	—
Weighted-average shares outstanding – diluted	14,814,075	14,807,960	14,814,075	14,785,118

Net Lease Office Properties 6/30/2025 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2025, there were no potentially dilutive securities. Therefore, basic net income per share equals diluted net income per share for the three and six months ended June 30, 2025. For the three months ended June 30, 2024, diluted earnings per share reflects potentially dilutive securities using the treasury stock method. For the six months ended June 30, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the six months ended June 30, 2024.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Total
Beginning balance	$(39,754)	$(39,754)
Net current period other comprehensive loss	(569)	(569)
Ending balance	$(40,323)	$(40,323)

	Three Months Ended June 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(979)	$(36,639)	$(37,618)
Other comprehensive loss before reclassifications	(133)	4	(129)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	539	—	539
Interest expense	166	—	166
Total	705	—	705
Net current period other comprehensive income	572	4	576
Ending balance	$(407)	$(36,635)	$(37,042)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Total
Beginning balance	$(40,157)	$(40,157)
Other comprehensive loss before reclassifications	(1,279)	(1,279)
Amounts reclassified from accumulated other comprehensive loss to:
(Loss) gain on sale of real estate, net (Note 12)	1,113	1,113
Total	1,113	1,113
Net current period other comprehensive loss	(166)	(166)
Ending balance	$(40,323)	$(40,323)
Net Lease Office Properties 6/30/2025 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,191)	$(34,409)	$(35,600)
Other comprehensive loss before reclassifications	(136)	(2,226)	(2,362)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	539	—	539
Interest expense	381	—	381
Total	920	—	920
Net current period other comprehensive loss	784	(2,226)	(1,442)
Ending balance	$(407)	$(36,635)	$(37,042)

See Note 7 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Note 11. Income Taxes

We elected to be taxed as a REIT under Section 856 through 860 of the Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. We have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

Current income tax expense was $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

Deferred income tax benefit was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. No such benefit was recorded for the three and six months ended June 30, 2025.

Note 12. Property Dispositions

Our property dispositions are also discussed in Note 4.

2025 — During the three and six months ended June 30, 2025, we sold one and three properties, respectively, for total proceeds, net of selling costs, of $16.3 million and $25.4 million, respectively, and recognized net gains (losses) on these sales totaling $0.1 million and $(0.9) million, respectively. In connection with the sale of a property in Poland in March 2025, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $1.1 million of net foreign currency translation losses from Accumulated other comprehensive loss to Loss on sale of real estate, net (as an increase to Loss on sale of real estate, net), since the sale represented a disposal of all of our investments denominated in euros (Note 2, Note 10).

2024 — During the three and six months ended June 30, 2024, we sold four and six properties, respectively, for total proceeds, net of selling costs, of $152.4 million and $195.2 million, respectively, and recognized a net loss on these sales totaling $40.0 million and $24.2 million, respectively (inclusive of income taxes totaling $0.1 million recognized upon sale during the six months ended June 30, 2024).

Net Lease Office Properties 6/30/2025 10-Q – 21

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

Note 13. Subsequent Events

Dispositions

In July 2025, we sold a property located in Tampa, Florida, for gross proceeds of $25.2 million. This property was classified as held for sale as of June 30, 2025 (Note 4).

Special Cash Distribution

In August 2025, our Board of Trustees declared a special cash distribution of $3.10 per share, totaling approximately $45.9 million. The distribution is payable on September 3, 2025 to shareholders of record as of August 18, 2025.
Net Lease Office Properties 6/30/2025 10-Q – 22

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

Financial Highlights

During the six months ended June 30, 2025 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the six months ended June 30, 2025, we sold three properties for total proceeds, net of selling costs, of $25.4 million (Note 12).
•In July 2025, we sold one property for gross proceeds of $25.2 million. This property was classified as held for sale as of June 30, 2025 (Note 13).

Financing

•During the six months ended June 30, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves (Note 8).

Net Lease Office Properties 6/30/2025 10-Q – 23

Special Cash Distribution

•In August 2025, our Board of Trustees declared a special cash distribution of $3.10 per share, totaling approximately $45.9 million. The distribution is payable on September 3, 2025 to shareholders of record as of August 18, 2025 (Note 13). Future special cash distributions will be at the discretion of our Board of Trustees and will depend upon, among other things, our actual and anticipated results of operations and liquidity, which will be affected by various factors, including the timely receipt of rental income from our portfolio; the timing of and proceeds from asset sales; our operating expenses (including management fees); capital expenditures for our portfolio; our current intention to maintain our qualification as a REIT; and other factors which may be outside of our control. There can be no assurance as to the amount or timing of future distributions.

Summary Results

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$29,174	$39,029	$58,387	$83,036

Net (loss) income attributable to NLOP	(81,540)	12,451	(81,048)	(15,391)

Net cash provided by operating activities (a)			25,828	41,084
Net cash provided by investing activities			22,706	177,543
Net cash used in financing activities			(61,496)	(205,179)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	13,164	(1,979)	25,257	7,938
Adjusted funds from operations attributable to NLOP (AFFO)	16,909	17,402	31,874	37,416
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

Revenues

Total revenues decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to the impact of disposition activity, tenant vacancies at certain properties, and lower other lease-related income.

Net (Loss) Income Attributable to NLOP

We recognized net loss attributable to NLOP for the three months ended June 30, 2025, as compared to net income for the same period in 2024, primarily due to significantly higher impairment charges and lower gain on sale of real estate, partially offset by lower interest expense. See Note 6 for information on impairment charges recorded during the reporting period.

Net loss attributable to NLOP increased for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to significantly higher impairment charges and lower gain on sale of real estate, partially offset by lower interest expense. See Note 6 for information on impairment charges recorded during the reporting period.

FFO

FFO increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to lower interest expense (including amortization of deferred financing costs), partially offset by the impact of disposition activity and lower other lease-related income.

Net Lease Office Properties 6/30/2025 10-Q – 24

AFFO

AFFO decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to the impact of disposition activity and lower other lease-related income, partially offset by lower interest expense (excluding amortization of deferred financing costs).

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	June 30, 2025	December 31, 2024
ABR (in thousands)	$87,987	$88,124
Number of properties	36	39
Number of tenants	39	43
Occupancy	88.1%	85.2%
Weighted-average lease term (in years)	4.0	4.3
Leasable square footage (in thousands) (a)	5,304	5,613
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Portfolio

The tables below represent information about our portfolio at June 30, 2025 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc. (a)	Texas	$20,156	22.9%	913,713	1	5.0
JPMorgan Chase Bank, N.A. (b)	Florida, Texas	9,766	11.1%	666,869	3	4.3
Siemens AS (c)	Norway	4,842	5.5%	165,905	1	0.5
Thermo Fisher Scientific Inc.	North Carolina	4,063	4.6%	219,812	1	8.4
Omnicom Group, Inc.	California	3,961	4.5%	120,000	1	3.3
R.R. Donnelley & Sons Company	Illinois	3,393	3.9%	167,215	1	2.3
Board of Regents, State of Iowa	Iowa	3,254	3.7%	191,700	1	5.3
Bankers Financial Corporation	Florida	3,228	3.7%	111,357	1	0.1
Google, LLC	California	3,018	3.4%	67,681	1	5.3
Northrop Grumman Systems Corporation	Minnesota	2,679	3.0%	191,336	1	4.4
Total		$58,360	66.3%	2,815,588	12	4.2
__________
(a)Excludes 570,999 of operating square footage for a parking garage associated with the KBR, Inc. property in Houston, Texas.
(b)A property in Tampa, Florida, was sold in July 2025. This property was classified as held for sale as of June 30, 2025 (Note 13).
(c)ABR amount is subject to fluctuations in foreign currency exchange rates.

Net Lease Office Properties 6/30/2025 10-Q – 25

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
Remaining 2025	7	7	$12,142	13.8%	571,125	10.8%
2026	6	6	4,940	5.6%	308,997	5.8%
2027	7	6	8,879	10.1%	499,571	9.4%
2028	7	6	10,551	12.0%	476,036	9.0%
2029	4	3	4,597	5.2%	304,613	5.7%
2030	7	6	34,720	39.5%	1,772,623	33.4%
2031	1	1	631	0.7%	50,600	1.0%
2032	2	2	3,721	4.2%	257,008	4.8%
2033	1	1	4,063	4.6%	219,812	4.2%
2035	1	1	2,050	2.4%	120,147	2.3%
2036	1	1	1,148	1.3%	60,463	1.1%
2037	1	1	545	0.6%	31,120	0.6%
Vacant	—	—	—	—%	631,438	11.9%
Total	45		$87,987	100.0%	5,303,553	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our properties and reflects exchange rates as of June 30, 2025. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues
Lease revenues	$27,508	$35,149	$(7,641)	$54,900	$73,463	$(18,563)
Income from finance leases	—	—	—	—	89	(89)
Other lease-related income	1,666	3,880	(2,214)	3,487	9,484	(5,997)
	$29,174	$39,029	$(9,855)	$58,387	$83,036	$(24,649)

Net Lease Office Properties 6/30/2025 10-Q – 26

Lease Revenues

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, lease revenues decreased by $7.6 million and $18.6 million, respectively, primarily due to disposition activity and tenant vacancies at certain properties.

Income from Finance Leases

For the six months ended June 30, 2025 as compared to the same period in 2024, income from direct finance leases decreased by less than $0.1 million, primarily due to the disposition of our remaining property classified as net investments in sales-type lease during the first quarter of 2024 (Note 4).

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Operating Expenses
Impairment charges — real estate	$81,817	$8,222	$73,595	$82,737	$12,287	$70,450
Depreciation and amortization	9,687	15,122	(5,435)	19,412	33,092	(13,680)
Reimbursable tenant costs	6,537	7,189	(652)	12,677	13,389	(712)
Property expenses, excluding reimbursable tenant costs	2,244	2,652	(408)	4,699	4,903	(204)
General and administrative	2,144	1,880	264	3,951	3,781	170
Asset management fees	1,209	1,599	(390)	2,469	3,403	(934)
Other expenses	—	—	—	—	16	(16)
	$103,638	$36,664	$66,974	$125,945	$70,871	$55,074

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 6.

Depreciation and Amortization

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, depreciation and amortization expense decreased by $5.4 million and $13.7 million, respectively, primarily due to the impact of disposition activity and accelerated amortization of intangible assets in connection with a lease restructuring during the prior year period.

Reimbursable Tenant Costs

For both the three and six months ended June 30, 2025 as compared to the same periods in 2024, reimbursable tenant costs decreased by $0.7 million, primarily due to the impact of disposition activity and lower repair and maintenance costs.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, property expenses, excluding reimbursable tenant costs, decreased by $0.4 million and $0.2 million, respectively, primarily due to the impact of disposition activity, partially offset by tenant vacancies (which resulted in property expenses no longer being reimbursable).

General and Administrative

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, general and administrative expenses increased by $0.3 million and $0.2 million, respectively, primarily due to higher investor relations costs related to our inaugural proxy filing.
Net Lease Office Properties 6/30/2025 10-Q – 27

Asset Management Fees

Asset management fees paid to our Advisor are calculated based on the ABR of properties in our portfolio and are being proportionately reduced each month following the disposition of each portfolio property (Note 3).

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, asset management fees decreased by $0.4 million and $0.9 million, respectively, due to the impact of disposition activity.

Other Income and Expenses, and Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Other Income and Expenses, and Provision for Income Taxes
Interest expense	$(4,400)	$(27,798)	$23,398	$(10,146)	$(48,598)	$38,452
(Loss) gain on sale of real estate, net	(3,251)	37,723	(40,974)	(4,259)	21,947	(26,206)
Other gains and (losses)	697	332	365	1,140	(489)	1,629
Provision for income taxes	(100)	(149)	49	(182)	(373)	191
	$(7,054)	$10,108	$(17,162)	$(13,447)	$(27,513)	$14,066

Interest Expense

Interest expense is comprised of interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan. Our NLOP Mortgage Loan was fully repaid in December 2024 and our NLOP Mezzanine Loan was fully repaid in April 2025 (Note 8).

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, interest expense decreased by $23.4 million and $38.5 million, respectively, primarily due to repayments of our debt since January 1, 2024 (Note 8).

(Loss) Gain on Sale of Real Estate, Net

(Loss) gain on sale of real estate, net, consists of loss or gain on the sale of properties that were disposed of or included in assets held for sale and subject to a revised estimated purchase price, during the reporting period, as more fully described in Note 4 and Note 12.

Other Gains and (Losses)

For the three months ended June 30, 2025, other gains and (losses) of $0.7 million were primarily comprised of (i) interest income on our cash deposits of $0.4 million, (ii) escrow refund related to facility improvements of $0.4 million, (iii) loss on extinguishment of debt of ($0.2) million related to the full repayment of the NLOP Mezzanine Loan in April 2025 (Note 8), and (iv) net realized and unrealized gains on foreign currency exchange rate movements of $0.1 million.

For the three months ended June 30, 2024, other gains and (losses) of $0.3 million were primarily comprised of (i) interest income on our cash deposits of $0.9 million and (ii) realized losses on our interest rate cap derivative of ($0.6) million (Note 7).

For the six months ended June 30, 2025, other gains and (losses) of $1.1 million were primarily comprised of (i) interest income on our cash deposits of $0.8 million, (ii) escrow refund related to facility improvements of $0.4 million, (iii) loss on extinguishment of debt of ($0.2) million related to the full repayment of the NLOP Mezzanine Loan in April 2025 (Note 8), and (iv) net realized and unrealized gains on foreign currency exchange rate movements of $0.1 million.

For the six months ended June 30, 2024, other gains and (losses) of $(0.5) million were primarily comprised of (i) net realized and unrealized losses on foreign currency exchange rate movements of ($0.7) million, (ii) realized losses on our interest rate cap derivative of ($0.6) million (Note 7), (iii) a loss on extinguishment of debt of ($0.3) million, and (iv) interest income on our cash deposits of $1.0 million.

Net Lease Office Properties 6/30/2025 10-Q – 28

Provision for Income Taxes

For the six months ended June 30, 2025 as compared to the same period in 2024, provision for income taxes decreased by $0.2 million, primarily due to the impact of international property dispositions during the reporting period.

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

	Six Months Ended June 30,		Change
	2025	2024
Net cash provided by operating activities	$25,828	$41,084	$(15,256)
Net cash provided by investing activities	22,706	177,543	(154,837)
Net cash used in financing activities	(61,496)	(205,179)	143,683

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $15.3 million during the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to $10.3 million of proceeds received from the sale of a net investment in sales-type lease during the prior year period and the impact of disposition activity, partially offset by lower interest expense.

Net Cash Provided by Investing Activities — Net cash provided by investing activities decreased by $154.8 million during the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to lower proceeds from dispositions during the current year period.

Net Cash Used in Financing Activities — Net cash used in financing activities decreased by $143.7 million during the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to lower payments of the NLOP Financing Arrangements and mortgage principal (following the full repayment of the NLOP Mortgage Loan during 2024 and full repayment of the NLOP Mezzanine Loan during 2025 (Note 8)).

Net Lease Office Properties 6/30/2025 10-Q – 29

Summary of Financing

The table below summarizes our non-recourse mortgages and NLOP Mezzanine Loan (dollars in thousands):

	June 30, 2025	December 31, 2024
Carrying Value
Fixed rate:
Non-recourse mortgages, net (a)	$71,575	$71,488
NLOP Mezzanine Loan, net (a) (b)	—	57,957
	71,575	129,445
Variable rate:
Non-recourse mortgages, net (a)	45,595	39,771
	45,595	39,771
	$117,170	$169,216

Percent of Total Debt
Fixed rate	61%	76%
Variable rate	39%	24%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	7.4%	9.0%
Variable rate	4.9%	4.9%
Total debt	6.4%	8.1%

__________
(a)Aggregate debt balance includes unamortized premium, net, totaling $0.1 million as of June 30, 2025 and unamortized discount, net, totaling $1.8 million as of December 31, 2024, and unamortized deferred financing costs totaling $1.0 million as of December 31, 2024.
(b)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 8).

During the six months ended June 30, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves (Note 8).

Cash Resources

At June 30, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $54.1 million. Of this amount, $8.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts; and
•unleveraged properties that had an aggregate asset carrying value of approximately $471.8 million at June 30, 2025, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Cash Requirements and Liquidity

As of June 30, 2025, scheduled debt principal payments total $80.5 million during the remainder of 2025 and $36.6 million during 2026 (Note 8).

Net Lease Office Properties 6/30/2025 10-Q – 30

During the next 12 months following June 30, 2025 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $117.1 million, with $95.2 million due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligations, totaling $3.7 million, with $3.6 million due during the next 12 months; and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations and cash received from dispositions of properties.

Our liquidity could be adversely affected by refinancing debt at higher interest rates or an unanticipated disruption to our operating cash flow, which could include interrupted rent collections or greater-than-anticipated operating expenses.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2025.

New Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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

Net Lease Office Properties 6/30/2025 10-Q – 31

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

Net Lease Office Properties 6/30/2025 10-Q – 32

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to NLOP	$(81,540)	$12,451	$(81,048)	$(15,391)
Adjustments:
Impairment charges — real estate (a)	81,817	8,222	82,737	12,287
Depreciation and amortization of real property	9,688	15,122	19,413	33,092
Loss (gain) on sale of real estate, net	3,251	(37,723)	4,259	(21,947)
Proportionate share of adjustments for noncontrolling interests (b)	(52)	(51)	(104)	(103)
Total adjustments	94,704	(14,430)	106,305	23,329
FFO (as defined by NAREIT) attributable to NLOP	13,164	(1,979)	25,257	7,938
Adjustments:
Amortization of deferred financing costs	2,900	17,028	4,960	24,058
Straight-line and other leasing and financing adjustments	726	733	1,240	1,510
Above and below-market rent intangible lease amortization, net	316	931	566	2,008
Other (gains) and losses (c)	(293)	(14)	(340)	930
Other amortization and non-cash items	109	824	217	1,138
Tax benefit — deferred	—	(183)	—	(306)
Stock-based compensation	—	75	—	150
Other expenses	—	—	—	16
Proportionate share of adjustments for noncontrolling interests (b)	(13)	(13)	(26)	(26)
Total adjustments	3,745	19,381	6,617	29,478
AFFO attributable to NLOP	$16,909	$17,402	$31,874	$37,416

Summary
FFO (as defined by NAREIT) attributable to NLOP	$13,164	$(1,979)	$25,257	$7,938
AFFO attributable to NLOP	$16,909	$17,402	$31,874	$37,416
__________
(a)Amounts for the three and six months ended June 30, 2025 include an impairment charge of $81.6 million recognized on the KBR, Inc. property in Houston, Texas (Note 6).
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

Net Lease Office Properties 6/30/2025 10-Q – 33

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

At June 30, 2025, fixed-rate debt comprises 61% of our debt and variable-rate debt comprises 39%.

Our debt obligations are more fully described in Note 8 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2025 (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Total	Fair Value
Fixed-rate debt	$35,074	$36,577	$—	$—	$—	$71,651	$66,224
Variable-rate debt (a)	$45,451	$—	$—	$—	$—	$45,451	$28,328
__________
(a)Amounts are based on the exchange rate at June 30, 2025, as applicable.

Annual interest expense on our variable-rate debt at June 30, 2025 would increase or decrease by $0.5 million, for each respective 1% change in annual interest rates.

Net Lease Office Properties 6/30/2025 10-Q – 34

Foreign Currency Exchange Rate Risk

We own an international investment in Norway, and as a result are subject to risk from the effects of exchange rate movements in the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at June 30, 2025 of less than $0.1 million for the Norwegian krone.

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

For the six months ended June 30, 2025, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•28% related to our tenant KBR, Inc. and 14% related to our tenant JPMorgan Chase Bank, N.A.; and
•96% related to domestic operations; which included concentrations of 43%, 14%, and 11% in Texas, Minnesota, and Florida, respectively.
Net Lease Office Properties 6/30/2025 10-Q – 35

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2025 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 6/30/2025 10-Q – 36

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

Net Lease Office Properties 6/30/2025 10-Q – 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	August 6, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2025	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 6/30/2025 10-Q – 38