Form 10-Q
period 2025-09-30
Net Lease Office Properties
filed 2025-11-07
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,814,075 common shares of beneficial interest, $0.001 par value, outstanding at October 31, 2025.

Net Lease Office Properties 9/30/2025 10-Q – 1

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

Net Lease Office Properties 9/30/2025 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate:
Land, buildings and improvements	$477,947	$730,345
In-place lease intangible assets and other	185,125	209,968
Above-market rent intangible assets	26,188	30,512
Investments in real estate	689,260	970,825
Accumulated depreciation and amortization	(266,244)	(292,679)
Assets held for sale, net	27,399	29,297
Net investments in real estate	450,415	707,443
Cash and cash equivalents	38,689	25,121
Restricted cash	2,442	43,305
Other assets, net	31,005	29,200
Total assets (a)	$522,551	$805,069
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$47,120	$111,259
NLOP Mezzanine Loan, net	—	57,957
Debt, net	47,120	169,216
Accounts payable, accrued expenses and other liabilities	38,468	44,145
Below-market rent intangible liabilities, net	2,743	6,305
Total liabilities (a)	88,331	219,666
Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 shares issued and outstanding	15	15
Additional paid-in capital	855,813	855,813
Distributions in excess of accumulated earnings	(425,576)	(234,443)
Accumulated other comprehensive loss	—	(40,157)
Total shareholders’ equity	430,252	581,228
Noncontrolling interests	3,968	4,175
Total equity	434,220	585,403
Total liabilities and equity	$522,551	$805,069
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2025 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Lease revenues	$24,099	$29,975	$78,999	$103,438
Income from finance leases	—	—	—	89
Other lease-related income	5,685	1,506	9,172	10,990
	29,784	31,481	88,171	114,517
Operating Expenses
Impairment charges — real estate	50,892	34,164	133,629	46,451
Depreciation and amortization	8,978	12,375	28,390	45,467
Reimbursable tenant costs	4,931	6,415	17,608	19,804
Property expenses, excluding reimbursable tenant costs	1,933	3,035	6,632	7,938
General and administrative	1,658	1,823	5,609	5,604
Asset management fees	1,121	1,465	3,590	4,868
Other expenses	—	—	—	16
	69,513	59,277	195,458	130,148
Other Income and Expenses
(Loss) gain on sale of real estate, net	(23,693)	(644)	(27,952)	21,303
Interest expense	(1,657)	(11,744)	(11,803)	(60,342)
Other gains and (losses)	969	395	2,109	(94)
	(24,381)	(11,993)	(37,646)	(39,133)
Loss before income taxes	(64,110)	(39,789)	(144,933)	(54,764)
Provision for income taxes	(30)	(485)	(212)	(858)
Net Loss	(64,140)	(40,274)	(145,145)	(55,622)
Net income attributable to noncontrolling interests	(21)	(21)	(64)	(64)
Net Loss Attributable to NLOP	$(64,161)	$(40,295)	$(145,209)	$(55,686)

Basic and Diluted Loss Per Share	$(4.33)	$(2.73)	$(9.80)	$(3.77)
Weighted-Average Shares Outstanding
Basic and Diluted	14,814,075	14,785,020	14,814,075	14,785,085

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2025 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(64,140)	$(40,274)	$(145,145)	$(55,622)
Other Comprehensive Income
Foreign currency translation adjustments	40,323	1,348	40,157	(878)
Unrealized gain on derivative instruments	—	407	—	1,191
	40,323	1,755	40,157	313
Comprehensive Loss	(23,817)	(38,519)	(104,988)	(55,309)

Amounts Attributable to Noncontrolling Interests
Net income	(21)	(21)	(64)	(64)
Comprehensive income attributable to noncontrolling interests	(21)	(21)	(64)	(64)
Comprehensive Loss Attributable to NLOP	$(23,838)	$(38,540)	$(105,052)	$(55,373)

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2025 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at July 1, 2025	14,814,075	$15	$855,813	$(315,491)	$(40,323)	$500,014	$4,037	$504,051
Net loss				(64,161)		(64,161)	21	(64,140)
Distributions to noncontrolling interests						—	(90)	(90)
Distributions declared ($3.10 per share)				(45,924)		(45,924)		(45,924)
Other comprehensive income:
Foreign currency translation adjustments					40,323	40,323		40,323
Balance at September 30, 2025	14,814,075	$15	$855,813	$(425,576)	$—	$430,252	$3,968	$434,220

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at July 1, 2024	14,785,118	$15	$855,716	$(158,362)	$(37,042)	$660,327	$4,313	$664,640
Net loss				(40,295)		(40,295)	21	(40,274)
Tax withholding for shares issued upon delivery of vested restricted share awards	(104)	—	(3)			(3)		(3)
Amortization of stock-based compensation expense			75			75		75
Distributions to noncontrolling interests						—	(90)	(90)
Other comprehensive income:
Foreign currency translation adjustments					1,348	1,348		1,348
Unrealized gain on derivative instruments					407	407		407
Balance at September 30, 2024	14,785,014	$15	$855,788	$(198,657)	$(35,287)	$621,859	$4,244	$626,103

(Continued)

Net Lease Office Properties 9/30/2025 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2025	14,814,075	$15	$855,813	$(234,443)	$(40,157)	$581,228	$4,175	$585,403
Net loss				(145,209)		(145,209)	64	(145,145)
Distributions to noncontrolling interests						—	(271)	(271)
Distributions declared ($3.10 per share)				(45,924)		(45,924)		(45,924)
Other comprehensive income:
Foreign currency translation adjustments					40,157	40,157		40,157
Balance at September 30, 2025	14,814,075	$15	$855,813	$(425,576)	$—	$430,252	$3,968	$434,220

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2024	14,620,919	$15	$855,554	$(142,960)	$(35,600)	$677,009	$4,421	$681,430
Net loss				(55,686)		(55,686)	64	(55,622)
Shares issued	164,199	—	12	(11)		1		1
Tax withholding for shares issued upon delivery of vested restricted share awards	(104)	—	(3)			(3)		(3)
Amortization of stock-based compensation expense			225			225		225
Distributions to noncontrolling interests						—	(241)	(241)
Other comprehensive income:
Unrealized gain on derivative instruments					1,191	1,191		1,191
Foreign currency translation adjustments					(878)	(878)		(878)
Balance at September 30, 2024	14,785,014	$15	$855,788	$(198,657)	$(35,287)	$621,859	$4,244	$626,103

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2025 10-Q – 7

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows — Operating Activities
Net loss	$(145,145)	$(55,622)
Adjustments to net loss:
Impairment charges — real estate	133,629	46,451
Depreciation and amortization, including intangible assets and deferred financing costs	32,157	71,577
Loss (gain) on sale of real estate, net	27,952	(21,303)
Straight-line rent adjustments	1,894	2,005
Amortization of rent-related intangibles and deferred rental revenue	(1,220)	(5,954)
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	1,201	2,853
Deferred income tax benefit	—	(371)
Stock-based compensation expense	—	225
Net changes in other operating assets and liabilities	(8,311)	11,176
Proceeds from sales of net investments in sales-type leases	—	10,341
Net Cash Provided by Operating Activities	42,157	61,378
Cash Flows — Investing Activities
Proceeds from sales of real estate	64,986	263,987
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(2,781)	(9,292)
Other investing activities, net	(5)	—
Net Cash Provided by Investing Activities	62,200	254,695
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(86,195)	(296,806)
Distributions paid	(45,924)	(1,071)
Distributions to noncontrolling interests	(271)	(241)
Other financing activities, net	(7)	10
Net Cash Used in Financing Activities	(132,397)	(298,108)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	745	(322)
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,295)	17,643
Cash and cash equivalents and restricted cash, beginning of period	68,426	67,829
Cash and cash equivalents and restricted cash, end of period	$41,131	$85,472

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 9/30/2025 10-Q – 8

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

As of September 30, 2025, NLOP’s portfolio was comprised of full or partial ownership interests in 32 properties, net leased to 36 corporate tenants, totaling approximately 5.4 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 4.3 years.

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

Net Lease Office Properties 9/30/2025 10-Q – 9

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

At both September 30, 2025 and December 31, 2024, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(8,215)	(6,271)
Total assets	45,133	47,197

Total liabilities	$308	$304

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$38,689	$25,121
Restricted cash (a)	2,442	43,305
Total cash and cash equivalents and restricted cash	$41,131	$68,426
__________
(a)Amount as of December 31, 2024 includes approximately $41.7 million related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 8). In April 2025, we fully repaid the NLOP Mezzanine Loan and are no longer subject to such reserve requirements (Note 8).

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. Diluted earnings per share reflects potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, there were no potentially dilutive securities. Therefore, basic loss per share equals diluted loss per share for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the three and nine months ended September 30, 2024.

Net Lease Office Properties 9/30/2025 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Translation and Transaction Gains and Losses

During the nine months ended September 30, 2025, we exited all investments denominated in euros and Norwegian krone, and as a result, we did not own any international real estate investments as of September 30, 2025. Prior to our exit from international investments, we performed the translation from foreign currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurred. We reported the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses were reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Loss on sale of real estate, net, in the consolidated statements of operations) when we exited from all investments in the related currency (Note 10, Note 12).

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is an emerging growth company and plans to adopt this standard for the annual period beginning January 1, 2026, which is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (a)	$1,121	$1,465	$3,590	$4,868
Administrative reimbursements (b)	1,000	1,000	3,000	3,000
	$2,121	$2,465	$6,590	$7,868
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

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	September 30, 2025	December 31, 2024
Asset management fees payable	$376	$469
Administrative reimbursements payable and other	359	366
	$735	$835

Net Lease Office Properties 9/30/2025 10-Q – 11

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

During the nine months ended September 30, 2025, we paid property insurance premiums totaling $3.2 million, of which $0.7 million was paid to our Advisor, covering the annual period commencing May 1, 2025. We amortize the insurance premiums over the policy period, which is reflected in Reimbursable tenant costs and Property expenses, excluding reimbursable tenant costs in our consolidated statements of operations.

Other

At September 30, 2025, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements, Finance Receivables and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Land	$55,214	$94,123
Buildings and improvements	421,480	635,775
Real estate under construction	1,253	447
Less: Accumulated depreciation	(124,782)	(152,067)
	$353,165	$578,278

During the nine months ended September 30, 2025, we recognized impairment charges on eight properties, which reduced the carrying value of Land, buildings and improvements by $129.3 million (Note 6).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $3.6 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively, and $12.2 million and $18.6 million for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we capitalized accrued costs of $0.9 million within Land, buildings and improvements for capital expenditures.

Dispositions of Properties

During the nine months ended September 30, 2025, we disposed of seven properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $89.4 million from December 31, 2024 to September 30, 2025 (Note 12).

Real Estate Under Construction

During the nine months ended September 30, 2025, we capitalized $0.8 million of real estate under construction related to a capital project at a property.

Net Lease Office Properties 9/30/2025 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income — fixed	$18,389	$22,781	$58,948	$81,325
Lease income — variable (a)	5,710	7,194	20,051	22,113
Total operating lease income	$24,099	$29,975	$78,999	$103,438
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Other Lease-Related Income

In September 2025, we entered into a lease termination agreement with a tenant at a property located in Oak Creek, Wisconsin, to terminate the lease on October 31, 2025 (the previous lease expiration date was May 31, 2032). In connection with the agreement, the tenant was obligated to pay us a lease termination fee of $13.0 million, of which $4.8 million was recognized within Other lease-related income for the three and nine months ended September 30, 2025. The $13.0 million termination payment was collected in October 2025 (Note 13), and the lease expiration may impact the property’s future cash flows and overall recoverability.

Other lease-related income on our consolidated statements of operations included lease termination income of $5.0 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $6.7 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively (including amounts related to the lease termination described above).

In addition, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $0.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Finance Receivables

During the first quarter of 2024, we sold a property classified as net investments in sales-type leases. Earnings from our net investments in sales-type leases were included in Income from finance leases in the consolidated financial statements, and totaled less than $0.1 million for the nine months ended September 30, 2024. We had no net investments in finance leases as of September 30, 2025 and December 31, 2024.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2025	December 31, 2024
Land, buildings and improvements	$45,949	$31,066
In-place lease intangible assets and other	2,220	3,891
Above-market rent intangible assets	—	1,382
Accumulated depreciation and amortization	(20,770)	(7,042)
Assets held for sale, net	$27,399	$29,297

As of September 30, 2025 and December 31, 2024, we had two and one properties, respectively, classified as held for sale.

Net Lease Office Properties 9/30/2025 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
During the three months ended September 30, 2025, we reclassified a property from held for sale to held and used, in accordance with ASC 360, Property, Plant, and Equipment. As a result, we reclassified $25.9 million from Assets held for sale, net, to the following line items: (i) $25.9 million to Land, buildings and improvements, (ii) $3.9 million to In-place lease intangible assets and other, (iii) $1.4 million to Above-market rent intangible assets, and (iv) $5.3 million to Accumulated depreciation and amortization. In addition, the estimated purchase price for this property was lowered during the second quarter of 2025. As a result, we recognized a loss on sale of real estate of $3.4 million during the nine months ended September 30, 2025, reflecting the updated estimated purchase price, in accordance with ASC 360, Property, Plant, and Equipment.

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

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$183,257	$(124,790)	$58,467	$207,988	$(123,040)	$84,948
Above-market rent	26,188	(16,672)	9,516	30,512	(17,572)	12,940
Total intangible assets	$209,445	$(141,462)	$67,983	$238,500	$(140,612)	$97,888

Finite-Lived Intangible Liabilities
Below-market rent	$(14,051)	$11,308	$(2,743)	$(18,856)	$12,551	$(6,305)
Total intangible liabilities	$(14,051)	$11,308	$(2,743)	$(18,856)	$12,551	$(6,305)

Net amortization of intangibles, including the effect of foreign currency translation, was $5.5 million and $7.4 million for the three months ended September 30, 2025 and 2024, respectively, and $16.4 million and $28.9 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

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

Net Lease Office Properties 9/30/2025 10-Q – 14

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

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgages, net (a) (b)	3	$47,120	$47,120	$111,259	$91,642
NLOP Mezzanine Loan, net (a) (b) (c) (d)	3	—	—	57,957	61,753
__________
(a)The carrying value of Non-recourse mortgages, net includes unamortized premium of $0.4 million at December 31, 2024. The carrying value of the NLOP Mezzanine Loan, net (Note 8) includes unamortized discount of $2.2 million at December 31, 2024.
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
(d)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 8).

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2025 and December 31, 2024.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$70,665	$50,892	$25,196	$34,164
		$50,892		$34,164

	Nine Months Ended September 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$184,603	$133,629	$113,661	$46,451
		$133,629		$46,451

Net Lease Office Properties 9/30/2025 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2025 and 2024, were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2025 — During the nine months ended September 30, 2025, we recognized an impairment charge of $81.6 million on a property in Houston, Texas, leased to KBR, Inc. After performing a strategic review of the asset at the direction of our Board of Trustees during the second quarter of 2025, we commenced sale efforts for the property. As a result, this met our likely disposition impairment trigger event in accordance with ASC 360, Property, Plant, and Equipment, at which time we determined that the carrying value of the asset was not fully recoverable. The impairment charge reflects the excess of the asset’s carrying amount over its current estimated fair value, which is $73.2 million and may change as we progress with our disposition process. The fair value was determined based on valuation techniques consistent with ASC 820, Fair Value Measurement, which factored in current market conditions, existing lease terms, and assumptions about the highest and best use of the asset, using the following unobservable inputs:

•Cash flow discount rate of 10% commencing on June 30, 2025 and ending on an assumed future sale date;
•Future sale value discount rate of 10% commencing on June 30, 2025 and ending on an assumed future sale date; and
•Future buyer required return of 15% commencing on an assumed future sale date and ending after an assumed buyer hold period.

Although these circumstances met our likely disposition trigger, there can be no assurances that we will sell the asset for its estimated fair value. As a result, to the extent additional impairment triggers arise in the future, the asset will be tested for recoverability.

Additionally, for the three and nine months ended September 30, 2025, we recognized an impairment charge of $14.6 million on a property in Warrenville, Illinois, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents of $14 per square foot;
•Cash flow discount rate of 7.0%;
•Future sale value discount rate of 8.0%; and
•Terminal capitalization rate of 8.5%.

In addition, for the three and nine months ended September 30, 2025, we recognized an impairment charge of $10.6 million on a property in Quincy, Massachusetts, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents of $20 per square foot;
•Cash flow discount rate of 8.0%;
•Future sale value discount rate of 11.0%; and
•Terminal capitalization rate of 8.5%.

Furthermore, during the three and nine months ended September 30, 2025, we recognized impairment charges totaling $25.7 million and $26.8 million on three and five properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. One of these properties was sold in May 2025 and one was sold in July 2025.

2024 — During the three and nine months ended September 30, 2024, we recognized impairment charges totaling $21.9 million on two properties and $34.2 million on six properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Five of these properties were sold in 2024 and one was sold in March 2025.

Net Lease Office Properties 9/30/2025 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
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

Note 7. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, due to changes in interest rates or other market factors. We own investments in the United States and previously owned investments in Europe, and have been subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2024 Annual Report. At both September 30, 2025 and December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate cap	Other assets, net	$—	$10
Total derivatives		$—	$10

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Interest rate cap	$—	$407	$—	$1,191
Total	$—	$407	$—	$1,191

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Interest rate cap	Other gains and (losses)	$—	$(412)	$—	$(951)
Interest rate cap	Interest expense	—	(96)	—	(477)
Total		$—	$(508)	$—	$(1,428)

Amounts reported in Other comprehensive income related to interest rate derivative contracts were reclassified to Interest expense as interest was incurred on our variable-rate debt.
Net Lease Office Properties 9/30/2025 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Interest rate cap	Interest expense	$—	$—	$—	$(17)
Derivatives Not in Cash Flow Hedging Relationships
Interest rate cap	Other gains and (losses)	—	(431)	(10)	(431)
Total		$—	$(431)	$(10)	$(448)

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

The interest rate caps that our consolidated subsidiaries had outstanding at September 30, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2025
Not Designated as Cash Flow Hedging Instruments
Interest rate cap	1	150,904	USD	$—
				$—

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2025.

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

During the nine months ended September 30, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. At September 30, 2025, our non-recourse mortgage notes payable encumbered two properties, with a weighted-average fixed interest rate of 8.2%, and maturity dates ranging from October 2025 to July 2026.

Net Lease Office Properties 9/30/2025 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
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

Repayments

During the nine months ended September 30, 2025, we prepaid three non-recourse mortgage loans totaling $24.5 million. We recognized a net loss on extinguishment of debt of less than $0.1 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of operations. The weighted-average interest rate for these non-recourse mortgage loans was 5.8%.

Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of September 30, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2025 (remainder)	$25,220
2026	21,900
2027	—
2028	—
2029	—
Total	$47,120

Note 9. Commitments and Contingencies

At September 30, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 10. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2024 Annual Report. The total compensation expense for awards issued under this plan was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, which was included in General and administrative expenses in the consolidated financial statements. There were no stock-based compensation awards outstanding as of September 30, 2025 and December 31, 2024.

Equity

Special Cash Distribution

In August 2025, our Board of Trustees declared a special cash distribution of $3.10 per share, totaling approximately $45.9 million. The distribution was paid on September 3, 2025 to shareholders of record as of August 18, 2025.

Net Lease Office Properties 9/30/2025 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss — basic and diluted	$(64,161)	$(40,295)	$(145,209)	$(55,686)

Weighted-average shares outstanding – basic and diluted	14,814,075	14,785,020	14,814,075	14,785,085

For the three and nine months ended September 30, 2025, there were no potentially dilutive securities. Therefore, basic net loss per share equals diluted net loss per share for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the three and nine months ended September 30, 2024.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Total
Beginning balance	$(40,323)	$(40,323)
Other comprehensive loss before reclassifications	(194)	(194)
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 12)	40,517	40,517
Total	40,517	40,517
Net current period other comprehensive income	40,323	40,323
Ending balance	$—	$—

	Three Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(407)	$(36,635)	$(37,042)
Other comprehensive income before reclassifications	(101)	1,348	1,247
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	412	—	412
Interest expense	96	—	96
Total	508	—	508
Net current period other comprehensive income	407	1,348	1,755
Ending balance	$—	$(35,287)	$(35,287)
Net Lease Office Properties 9/30/2025 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Total
Beginning balance	$(40,157)	$(40,157)
Other comprehensive loss before reclassifications	(1,473)	(1,473)
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 12)	41,630	41,630
Total	41,630	41,630
Net current period other comprehensive income	40,157	40,157
Ending balance	$—	$—

	Nine Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,191)	$(34,409)	$(35,600)
Other comprehensive loss before reclassifications	(237)	(878)	(1,115)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	951	—	951
Interest expense	477	—	477
Total	1,428	—	1,428
Net current period other comprehensive income	1,191	(878)	313
Ending balance	$—	$(35,287)	$(35,287)

See Note 7 for additional information on our derivatives activity recognized within Other comprehensive income for the periods presented.

Note 11. Income Taxes

We elected to be taxed as a REIT under Section 856 through 860 of the Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. We have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

Current income tax expense was less than $0.1 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $0.2 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Deferred income tax benefit was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. No such benefit was recorded for the three and nine months ended September 30, 2025.

Net Lease Office Properties 9/30/2025 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Property Dispositions

Our property dispositions are also discussed in Note 4.

2025 — During the three and nine months ended September 30, 2025, we sold three and six properties, respectively, for total proceeds, net of selling costs, of $45.9 million and $71.3 million, respectively, and recognized net gains on these sales totaling $2.3 million and $1.4 million, respectively.

In September 2025, we transferred ownership of a property in Oslo, Norway, and the related non-recourse mortgage loan, which had an aggregate net asset carrying value of approximately $27.0 million and mortgage principal outstanding of $45.7 million, respectively, on the date of transfer, to a buyer, resulting in a net gain of $14.5 million (we also transferred cash on hand of $6.3 million to the lender and wrote off $2.1 million of working capital). Additionally, in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $40.5 million of net foreign currency translation losses from Accumulated other comprehensive loss to Loss on sale of real estate, net (as an increase to Loss on sale of real estate, net), since the sale represented a disposal of all of our investments denominated in Norwegian krone (Note 2, Note 10).

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

2024 — During the three and nine months ended September 30, 2024, we sold two and eight properties, respectively, for total proceeds, net of selling costs, of $79.1 million and $274.3 million, respectively, and recognized a net loss on these sales totaling $0.6 million and net gain on these sales totaling $23.6 million, respectively (inclusive of income taxes totaling $0.1 million recognized upon sale during the nine months ended September 30, 2024).

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

Note 13. Subsequent Events

Lease Termination Payment

In October 2025, we collected a $13.0 million lease termination payment in connection with a lease termination agreement entered into during September 2025 (Note 4).

Net Lease Office Properties 9/30/2025 10-Q – 22

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

Financial Highlights

During the nine months ended September 30, 2025 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the nine months ended September 30, 2025, we sold six properties for total proceeds, net of selling costs, of $71.3 million (Note 12).
•In September 2025, we disposed of an international property by transferring ownership to a buyer, in satisfaction of the non-recourse mortgage loan encumbering the property for $45.7 million (Note 12).

Net Lease Office Properties 9/30/2025 10-Q – 23

Leasing Activity

•In September 2025, we entered into a lease termination agreement with a tenant at a property located in Oak Creek, Wisconsin, to terminate the lease on October 31, 2025 (the previous lease expiration date was May 31, 2032). In connection with the agreement, the tenant was obligated to pay us a lease termination fee of $13.0 million, of which $4.8 million was recognized within Other lease-related income for the three and nine months ended September 30, 2025 (Note 4). The $13.0 million termination payment was collected in October 2025 (Note 13), and the lease expiration may impact the property’s future cash flows and overall recoverability.

Financing

•During the nine months ended September 30, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves (Note 8).
•During the nine months ended September 30, 2025, we prepaid three non-recourse mortgage loans totaling $24.5 million with a weighted-average interest rate of 5.8% (Note 8).

Special Cash Distribution

•In August 2025, our Board of Trustees declared a special cash distribution of $3.10 per share, totaling approximately $45.9 million. The distribution was paid on September 3, 2025 to shareholders of record as of August 18, 2025 (Note 10). Future special cash distributions will be at the discretion of our Board of Trustees and will depend upon, among other things, our actual and anticipated results of operations and liquidity, which will be affected by various factors, including the timely receipt of rental income from our portfolio; the timing of and proceeds from asset sales; our operating expenses (including management fees); capital expenditures for our portfolio; our current intention to maintain our qualification as a REIT; and other factors which may be outside of our control. There can be no assurance as to the amount or timing of future distributions.

Summary Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$29,784	$31,481	$88,171	$114,517

Net loss attributable to NLOP	(64,161)	(40,295)	(145,209)	(55,686)

Net cash provided by operating activities (a)			42,157	61,378
Net cash provided by investing activities			62,200	254,695
Net cash used in financing activities			(132,397)	(298,108)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	19,350	6,836	44,607	14,774
Adjusted funds from operations attributable to NLOP (AFFO)	19,931	13,106	51,805	50,522
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

Net Lease Office Properties 9/30/2025 10-Q – 24

Revenues

Total revenues decreased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to the impact of disposition activity and tenant vacancies at certain properties. In addition, we recognized higher other lease-related income during the three months ended September 30, 2025 as compared to the same period in 2024.

Net Loss Attributable to NLOP

Net loss attributable to NLOP increased for the three and nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to significantly higher impairment charges and higher loss on sale of real estate, partially offset by lower interest expense. See Note 6 for information on impairment charges recorded during the reporting period.

FFO

FFO increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to lower interest expense, partially offset by the impact of disposition activity. In addition, we recognized higher other lease-related income during the three months ended September 30, 2025 as compared to the same period in 2024.

AFFO

AFFO increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to lower interest expense, partially offset by the impact of disposition activity. In addition, we recognized higher other lease-related income during the three months ended September 30, 2025 as compared to the same period in 2024.

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2025	December 31, 2024
ABR (in thousands)	$72,612	$88,124
Number of properties	32	39
Number of tenants	36	43
Occupancy	82.2%	85.2%
Weighted-average lease term (in years)	4.3	4.3
Leasable square footage (in thousands) (a)	4,813	5,613
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Net Lease Office Properties 9/30/2025 10-Q – 25

Portfolio

The tables below represent information about our portfolio at September 30, 2025 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	State/Country	ABR	ABR Percent	Square Footage	Number of Properties	Weighted-Average Lease Term (Years)
KBR, Inc. (a)	Texas	$20,158	27.8%	913,713	1	4.7
JPMorgan Chase Bank, N.A.	Florida, Texas	6,713	9.2%	490,719	2	3.9
Thermo Fisher Scientific Inc.	North Carolina	4,063	5.6%	219,812	1	8.2
Omnicom Group, Inc.	California	3,961	5.4%	120,000	1	3.0
R.R. Donnelley & Sons Company	Illinois	3,461	4.8%	167,215	1	2.0
Board of Regents, State of Iowa	Iowa	3,254	4.5%	191,700	1	5.1
Google, LLC	California	3,018	4.2%	67,681	1	5.1
Northrop Grumman Systems Corporation	Minnesota	2,679	3.7%	191,336	1	4.2
Intuit Inc.	Texas	2,577	3.5%	166,033	1	0.7
Radiate Holdings, L.P.	Texas	2,407	3.3%	134,009	5	2.9
Total		$52,291	72.0%	2,662,218	15	4.3
__________
(a)Excludes 570,999 of operating square footage for a parking garage associated with the KBR, Inc. property in Houston, Texas.

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
Remaining 2025	5	5	$2,547	3.5%	191,345	4.0%
2026	7	7	5,156	7.1%	341,531	7.1%
2027	6	5	7,406	10.2%	411,509	8.5%
2028	7	6	10,609	14.6%	476,036	9.9%
2029	4	3	4,597	6.3%	304,613	6.3%
2030	6	6	31,669	43.6%	1,596,473	33.2%
2031	1	1	631	0.9%	50,600	1.1%
2032	1	1	2,255	3.1%	136,125	2.8%
2033	1	1	4,063	5.6%	219,812	4.6%
2035	1	1	2,050	2.8%	120,147	2.5%
2037	1	1	545	0.8%	31,120	0.6%
2041	1	1	1,084	1.5%	75,286	1.6%
Vacant	—	—	—	—%	858,376	17.8%
Total	41		$72,612	100.0%	4,812,973	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Excludes 570,999 of operating square footage for a parking garage at a domestic property.

Net Lease Office Properties 9/30/2025 10-Q – 26

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

ABR — ABR represents contractual minimum annualized base rent for our properties. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period.

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues
Lease revenues	$24,099	$29,975	$(5,876)	$78,999	$103,438	$(24,439)
Income from finance leases	—	—	—	—	89	(89)
Other lease-related income	5,685	1,506	4,179	9,172	10,990	(1,818)
	$29,784	$31,481	$(1,697)	$88,171	$114,517	$(26,346)

Lease Revenues

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, lease revenues decreased by $5.9 million and $24.4 million, respectively, primarily due to disposition activity and tenant vacancies at certain properties.

Income from Finance Leases

For the nine months ended September 30, 2025 as compared to the same period in 2024, income from direct finance leases decreased by less than $0.1 million, primarily due to the disposition of our remaining property classified as net investments in sales-type lease during the first quarter of 2024 (Note 4).

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Operating Expenses
Impairment charges — real estate	$50,892	$34,164	$16,728	$133,629	$46,451	$87,178
Depreciation and amortization	8,978	12,375	(3,397)	28,390	45,467	(17,077)
Reimbursable tenant costs	4,931	6,415	(1,484)	17,608	19,804	(2,196)
Property expenses, excluding reimbursable tenant costs	1,933	3,035	(1,102)	6,632	7,938	(1,306)
General and administrative	1,658	1,823	(165)	5,609	5,604	5
Asset management fees	1,121	1,465	(344)	3,590	4,868	(1,278)
Other expenses	—	—	—	—	16	(16)
	$69,513	$59,277	$10,236	$195,458	$130,148	$65,310

Net Lease Office Properties 9/30/2025 10-Q – 27

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 6.

Depreciation and Amortization

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, depreciation and amortization expense decreased by $3.4 million and $17.1 million, respectively, primarily due to the impact of disposition activity and accelerated amortization of intangible assets in connection with a lease restructuring during the nine months ended September 30, 2024.

Reimbursable Tenant Costs

For three and nine months ended September 30, 2025 as compared to the same periods in 2024, reimbursable tenant costs decreased by $1.5 million and $2.2 million, respectively, primarily due to the impact of dispositions, as well as lower real estate taxes and maintenance costs at certain properties.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, property expenses, excluding reimbursable tenant costs, decreased by $1.1 million and $1.3 million, respectively, primarily due to the impact of disposition activity, partially offset by tenant vacancies (which resulted in property expenses no longer being reimbursable).

General and Administrative

For the three months ended September 30, 2025 as compared to the same period in 2024, general and administrative expenses decreased by $0.2 million, primarily due to lower professional fees.

Asset Management Fees

Asset management fees paid to our Advisor are calculated based on the ABR of properties in our portfolio and are being proportionately reduced each month following the disposition of each portfolio property (Note 3).

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, asset management fees decreased by $0.3 million and $1.3 million, respectively, due to the impact of disposition activity.

Other Income and Expenses, and Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Other Income and Expenses, and Provision for Income Taxes
(Loss) gain on sale of real estate, net	$(23,693)	$(644)	$(23,049)	$(27,952)	$21,303	$(49,255)
Interest expense	(1,657)	(11,744)	10,087	(11,803)	(60,342)	48,539
Other gains and (losses)	969	395	574	2,109	(94)	2,203
Provision for income taxes	(30)	(485)	455	(212)	(858)	646
	$(24,411)	$(12,478)	$(11,933)	$(37,858)	$(39,991)	$2,133

(Loss) Gain on Sale of Real Estate, Net

(Loss) gain on sale of real estate, net, consists of loss or gain on (i) the sale of properties that were disposed of, (ii) properties included in assets held for sale and subject to a revised estimated purchase price, or (iii) the reclassification of foreign currency translation adjustments from accumulated other comprehensive income to net loss since we exited all investments denominated in a currency (which totaled losses of $40.5 million and $41.6 million for the three and nine months ended September 30, 2025, respectively), as more fully described in Note 2, Note 4, and Note 12.

Net Lease Office Properties 9/30/2025 10-Q – 28

Interest Expense

Interest expense is comprised of interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan. Our NLOP Mortgage Loan was fully repaid in December 2024 and our NLOP Mezzanine Loan was fully repaid in April 2025 (Note 8).

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, interest expense decreased by $10.1 million and $48.5 million, respectively, primarily due to repayments of our debt since January 1, 2024 (Note 8).

Other Gains and (Losses)

For the three months ended September 30, 2025, other gains and (losses) of $1.0 million were primarily comprised of (i) interest income on our cash deposits of $0.6 million and (ii) a gain of $0.4 million related to a forfeited deposit on a potential disposition.

For the three months ended September 30, 2024, other gains and (losses) of $0.4 million were primarily comprised of (i) interest income on our cash deposits of $0.7 million, (ii) net realized and unrealized gains on foreign currency exchange rate movements of $0.1 million, and (iii) net realized and unrealized losses on our interest rate cap derivative of $(0.4) million.

For the nine months ended September 30, 2025, other gains and (losses) of $2.1 million were primarily comprised of (i) interest income on our cash deposits of $1.4 million, (ii) a gain of $0.4 million related to a forfeited deposit on a potential disposition,(iii) escrow refund related to facility improvements of $0.4 million, and (iv) loss on extinguishment of debt of $(0.2) million primarily related to the full repayment of the NLOP Mezzanine Loan in April 2025 (Note 8).

For the nine months ended September 30, 2024, other gains and (losses) of $(0.1) million were primarily comprised of (i) net realized and unrealized losses on our interest rate cap derivative of $(1.0) million (Note 7), (ii) net realized and unrealized losses on foreign currency exchange rate movements of $(0.5) million, (iii) a loss on extinguishment of debt of $(0.3) million, and (iv) interest income on our cash deposits of $1.7 million.

Provision for Income Taxes

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, provision for income taxes decreased by $0.5 million and $0.6 million, respectively, primarily due to net income recognized on a taxable entity during the prior year periods and the impact of international property dispositions.

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

	Nine Months Ended September 30,		Change
	2025	2024
Net cash provided by operating activities	$42,157	$61,378	$(19,221)
Net cash provided by investing activities	62,200	254,695	(192,495)
Net cash used in financing activities	(132,397)	(298,108)	165,711

Net Lease Office Properties 9/30/2025 10-Q – 29

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $19.2 million during the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to the impact of disposition activity and $10.3 million of proceeds received from the sale of a net investment in sales-type lease during the prior year period, partially offset by lower interest expense.

Net Cash Provided by Investing Activities — Net cash provided by investing activities decreased by $192.5 million during the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to lower proceeds from dispositions during the current year period.

Net Cash Used in Financing Activities — Net cash used in financing activities decreased by $165.7 million during the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to lower payments of the NLOP Financing Arrangements and mortgage principal (following the full repayment of the NLOP Mortgage Loan during 2024 and full repayment of the NLOP Mezzanine Loan during 2025 (Note 8)), partially offset by $45.9 million of distributions paid during the current year period.

Summary of Financing

The table below summarizes our non-recourse mortgages and NLOP Mezzanine Loan (dollars in thousands):

	September 30, 2025	December 31, 2024
Carrying Value
Fixed rate:
Non-recourse mortgages, net (a)	$47,120	$71,488
NLOP Mezzanine Loan, net (a) (b)	—	57,957
	47,120	129,445
Variable rate:
Non-recourse mortgages, net (a)	—	39,771
	—	39,771
	$47,120	$169,216

Percent of Total Debt
Fixed rate	100%	76%
Variable rate	—%	24%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	8.2%	9.0%
Variable rate	—%	4.9%
Total debt	8.2%	8.1%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $1.8 million and unamortized deferred financing costs totaling $1.0 million as of December 31, 2024.
(b)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 8).

During the nine months ended September 30, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves (Note 8).

Net Lease Office Properties 9/30/2025 10-Q – 30

Cash Resources

At September 30, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $38.7 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $393.8 million at September 30, 2025, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Cash Requirements and Liquidity

As of September 30, 2025, scheduled debt principal payments total $25.2 million during the remainder of 2025 and $21.9 million during 2026 (Note 8).

During the next 12 months following September 30, 2025 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations totaling $47.1 million, which are due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligations totaling $1.5 million, which are due during the next 12 months; and
•other normal recurring operating expenses.

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

Net Lease Office Properties 9/30/2025 10-Q – 31

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

Net Lease Office Properties 9/30/2025 10-Q – 32

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to NLOP	$(64,161)	$(40,295)	$(145,209)	$(55,686)
Adjustments:
Impairment charges — real estate (a)	50,892	34,164	133,629	46,451
Loss (gain) on sale of real estate, net (b)	23,693	644	27,952	(21,303)
Depreciation and amortization of real property	8,977	12,375	28,390	45,467
Proportionate share of adjustments for noncontrolling interests (c)	(51)	(52)	(155)	(155)
Total adjustments	83,511	47,131	189,816	70,460
FFO (as defined by NAREIT) attributable to NLOP	19,350	6,836	44,607	14,774
Adjustments:
Straight-line and other leasing and financing adjustments	632	495	1,872	2,005
Other (gains) and losses (d)	(361)	290	(701)	1,220
Above and below-market rent intangible lease amortization, net	202	519	768	2,527
Other amortization and non-cash items	111	203	328	1,341
Amortization of deferred financing costs	10	4,766	4,970	28,824
Stock-based compensation	—	75	—	225
Tax benefit — deferred	—	(65)	—	(371)
Other expenses	—	—	—	16
Proportionate share of adjustments for noncontrolling interests (c)	(13)	(13)	(39)	(39)
Total adjustments	581	6,270	7,198	35,748
AFFO attributable to NLOP	$19,931	$13,106	$51,805	$50,522

Summary
FFO (as defined by NAREIT) attributable to NLOP	$19,350	$6,836	$44,607	$14,774
AFFO attributable to NLOP	$19,931	$13,106	$51,805	$50,522
__________
(a)Amount for the nine months ended September 30, 2025 includes an impairment charge of $81.6 million recognized on the KBR, Inc. property in Houston, Texas (Note 6).
(b)Amounts for the three and nine months ended September 30, 2025 include loss on sale of real estate of $40.5 million and $41.6 million, respectively, comprising foreign currency translation adjustments reclassified from accumulated other comprehensive income to net loss since we exited all investments denominated in the Norwegian krone during the third quarter of 2025 and the euro during the first quarter of 2025 (Note 2, Note 12).
(c)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(d)Primarily comprised of gains and losses on extinguishment of debt and foreign currency transactions.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 9/30/2025 10-Q – 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary market risk that we are exposed to is interest rate risk.

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

At September 30, 2025, fixed-rate debt comprises 100% of our debt.

Our debt obligations are more fully described in Note 8 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2025 (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Total	Fair Value
Fixed-rate debt	$25,220	$21,900	$—	$—	$—	$47,120	$47,120

Foreign Currency Exchange Rate Risk

We sold all of our international investments during the nine months ended September 30, 2025 (Note 2, Note 12).

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

Net Lease Office Properties 9/30/2025 10-Q – 34

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

For the nine months ended September 30, 2025, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•27% related to our tenant KBR, Inc. and 13% related to our tenant JPMorgan Chase Bank, N.A.; and
•96% related to domestic operations; which included concentrations of 41% and 12% in Texas and Minnesota, respectively.

In addition, for the three months ended September 30, 2025, the KBR, Inc. property in Houston, Texas, generated Lease revenues of $6.9 million, Reimbursable tenant costs of $(2.1) million, and Property expenses, excluding reimbursable tenant costs of $(0.8) million. These amounts exclude the impact of certain non-cash items totaling $0.9 million.
Net Lease Office Properties 9/30/2025 10-Q – 35

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2025 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 9/30/2025 10-Q – 36

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

Net Lease Office Properties 9/30/2025 10-Q – 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	November 7, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2025	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 9/30/2025 10-Q – 38