Form 10-K
period 2025-12-31
Net Lease Office Properties
filed 2026-02-25
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $479.1 million.
As of February 20, 2026, there were 14,814,075 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Net Lease Office Properties 2025 10-K – 1

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

Net Lease Office Properties 2025 10-K – 2

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

The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which comprises single-tenant office facilities that are critical to our tenants’ operations. As of December 31, 2025, our portfolio comprised 24 properties, net-leased to 26 corporate tenants operating in a variety of industries, generating annualized base rent (“ABR”) of approximately $54.1 million. As of December 31, 2025, all of our properties were located in the United States. In January and February 2026, we sold four properties, including a property leased to our largest tenant (based on ABR as of December 31, 2025) (Note 17).

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

Narrative Description of Business

Business Objectives and Strategy

Our business plan is to focus on realizing value for our shareholders primarily through strategic asset management and disposition of our property portfolio over time. Our Advisor is generally responsible for all aspects of our operations including but not limited to formulating and evaluating the terms of each proposed disposition, arranging and executing the disposition of each asset, negotiating and monitoring the terms of our borrowings, preparing and filing our financial statements and required filings with the SEC, and other management services, under the supervision of our Board of Trustees (our “Board”). We anticipate using the proceeds of dispositions to pay distributions to our shareholders, pay down debt, and reinvest in our properties through capital expenditures, as needed.

Financing Strategies

On September 20, 2023, in connection with the Spin-Off, we and certain of our wholly-owned subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan maturing on November 9, 2025, subject to two separate one-year extension options (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). The NLOP Financing Arrangements were initially collateralized by the assignment of certain of our previously unencumbered real estate properties. The NLOP Mortgage Loan was repaid during 2024 and the NLOP Mezzanine Loan was repaid during 2025 (as discussed below).

The funding of the NLOP Financing Arrangements occurred on November 1, 2023 (the date of the Spin-Off). We borrowed an aggregate of $455.0 million and each of the NLOP Mortgage Loan and the NLOP Mezzanine Loan was fully drawn. Approximately $343.9 million of the proceeds from the financing (net of transaction expenses) was transferred to WPC in connection with the Spin-Off.

Net Lease Office Properties 2025 10-K – 3

The NLOP Financing Arrangements were structured, in part, to provide us with the ability to engage in dispositions of assets as contemplated by our overall strategy. We fully repaid the NLOP Mortgage Loan during 2024, with proceeds from such dispositions, as well as cash flow from rent on our properties and other sources. We fully repaid the NLOP Mezzanine Loan during 2025, using net proceeds from such dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves.

As of December 31, 2025, one additional property was encumbered by an outstanding individual mortgage of $21.9 million. We intend to repay or refinance this mortgage at maturity. We may also consider other options, including other forms of debt, additional mortgages, or leverage when available.

Our Portfolio

At December 31, 2025, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 24 net-leased properties;
•Total net-leased square footage — approximately 3.4 million; and
•Occupancy rate — approximately 79.0%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2025, our tenants/leases had the following characteristics:

•Number of tenants — 26;
•Investment grade tenants as a percentage of total ABR — 20%;
•Implied investment grade tenants as a percentage of total ABR — 11%;
•Weighted-average lease term (“WALT”) — 3.9 years;
•91.6% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦Fixed — 76.0%
◦Consumer Price Index (“CPI”) and similar — 15.3%
◦Other — 0.3%

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

Net Lease Office Properties 2025 10-K – 4

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

Our business may be adversely affected by market and economic volatility experienced by the United States and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability, tariffs, sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our business, financial condition, results of operations and/or distributions as a result of one or more of the following, among other potential consequences:

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

Ongoing remote and hybrid working trends may continue to materially adversely impact the value of our properties and our business, operating results, financial condition and prospects.

Remote and hybrid working arrangements for personnel changed work practices in a manner that has negatively impacted us and our business. In particular, the increased adoption of and familiarity with remote work practices, and the increase in tenants seeking to sublease their leased office space, as well as tenant uncertainty regarding office space needs given evolving remote and hybrid working trends, resulted in decreased demand for office space in certain places and certain types of properties. While office occupancy has generally improved in the past few years, it remains below historical levels in certain places and for certain classes of office properties. Real estate sales prices depend on a number of factors, including occupancy percentages, and lease rates, and in light of current office space utilization trends, our ability to find buyers for our properties at desirable prices, or at all, has been adversely impacted by these trends. The need to reconfigure leased office space may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, the tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. The changes in work habits and reduced demand for office space have also resulted in adverse capital markets and financing conditions for office properties. The value of our properties and our business, operating

Net Lease Office Properties 2025 10-K – 5

results, financial condition and prospects may continue to be materially adversely impacted by the negative trends impacting the office property market.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our business, financial condition and results of operations.

We compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have. As of December 31, 2025, approximately 21.7% of our ABR was comprised by tenants with leases expiring in the next two years.

We derive our net income primarily from rent received from our tenants, and our profitability is significantly dependent upon ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. As of December 31, 2025, our portfolio had a WALT of 3.9 years. If our tenants decide not to renew their leases, terminate early or default on their lease, or if we fail to find suitable tenants to lease our vacant properties, we may not be able to re-lease the space or may experience delays in finding suitable replacement tenants.

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

Net Lease Office Properties 2025 10-K – 6

We depend on significant tenants, and the majority of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.

As of December 31, 2025, our top tenant in our portfolio (by ABR), KBR, represented approximately 37.2% of ABR, our three largest tenants in our portfolio (by ABR) represented approximately 52.0% of ABR, and our ten largest tenants in our portfolio (by ABR) represented approximately 84.5% of ABR. However, the property leased to KBR was sold in January 2026. In addition, as of December 31, 2025, the majority of our ABR was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders. Additionally, a default by a single or major tenant could impact the resale value of our properties which could result in future impairments.

High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.

As of December 31, 2025, 53.5% of our portfolio (as a percentage of ABR) was located in Texas (including 37.2% for our property leased to our tenant, KBR), representing the highest concentration of our assets, and 13.1% was located in California (including 5.7% for our property leased to our tenant, Google). However, the properties leased to KBR and Google were sold in January 2026. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations. Any adverse developments in the economy or real estate market in the areas in which we concentrate or any decrease in demand for office space resulting from regulatory or business environment in the areas in which we concentrate could result in future impairments or impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.

Tenant defaults may have a material adverse effect on our business, financial condition and results of operations.

The majority of our revenues and income comes from rental income from real property. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their lease obligations. Our ability to manage our assets is also subject to federal bankruptcy laws, state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations may have a material adverse effect on our business, financial condition and results of operations.

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

Net Lease Office Properties 2025 10-K – 7

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

We, or in certain instances, tenants at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of

Net Lease Office Properties 2025 10-K – 8

rental income during the reconstruction period. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property, which may have a material adverse effect on our business, financial condition and results of operations. We cannot make any guaranty as to the future financial viability of the insurers that underwrite the policies maintained by our tenants. The insurance companies in our property insurance program include our Advisor’s captive insurance and we cannot make any guaranty that such captive insurance company will be adequately funded.

Risks Related to Financing and Our Indebtedness

We may need to incur more debt in the future.

As of December 31, 2025, we had approximately $21.9 million of total outstanding indebtedness. In connection with executing our business strategies going forward, we may need to invest in our current portfolio and we could elect to finance these endeavors by incurring additional indebtedness depending on various factors. The amount of such indebtedness may have material adverse consequences for us, including:

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

At December 31, 2025, fixed-rate debt comprises 100% of our debt. We may incur additional fixed and variable-rate indebtedness in the future. As a result, we are, and expect to be, subject to the risks normally associated with debt financing including:

•that interest rates may rise;
•that our cash flow will be insufficient to make required payments of principal and interest;
•that we will be unable to refinance some or all of our debt or increase the availability of overall debt on terms as favorable as those of our existing debt, or at all;
•that any refinancing will not be on terms as favorable as those of our existing debt;
•that required payments on mortgages are not reduced if the economic performance of any property declines;
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

Net Lease Office Properties 2025 10-K – 9

Our governing documents do not limit the amount of indebtedness we may incur and we may become more highly leveraged.

Our Board may permit us to incur debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and funds available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase, which may have a material adverse effect on our business, financial condition and results of operations.

Failure to hedge effectively against interest rate changes may have a material adverse effect on our business, financial condition and results of operations.

The interest rate instruments we may use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. Failure to hedge effectively against such interest rate changes may have a material adverse effect on our business, financial condition and results of operations.

We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our shareholders.

In order to qualify to be taxed as a REIT, we (and any of our subsidiary REITs) generally must distribute annually at least 90% of REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to shareholders. Because of this distribution requirement, we may not be able to fund all future capital needs from income from operations. As a result, we may rely on third-party sources of capital, including collateralized debt (both construction financing and permanent debt) and equity issuances. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential, our current debt levels and our current and expected future earnings. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to make distributions to our shareholders may be adversely affected which may have a material adverse effect on our business, financial condition and results of operations.

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

Net Lease Office Properties 2025 10-K – 10

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

Management functions are delegated to our Advisor, for which it earns fees pursuant to the NLOP Advisory Agreements. Therefore, our Advisor and its affiliates have potential conflicts of interest in their dealings with us, including, but not limited to, in the following circumstances:

•agreements between us and our Advisor, including agreements regarding compensation, are not negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties; and
•the negotiation or termination of the NLOP Advisory Agreements and other agreements with our Advisor and its affiliates, such as with our Advisor’s captive insurance subsidiary.

Although at least a majority of our Board must be independent and at least a majority of independent trustees must approve any transaction involving our Advisor, we have limited independence from our Advisor due to this delegation.

Payment of fees to our Advisor will reduce cash available for distribution.

Our Advisor performs services for us in connection with the management and leasing of our properties. Pursuant to the Advisory Agreement, we pay our Advisor cash fees for these services. The payment of these fees will reduce the amount of cash available for distribution to our shareholders.

Net Lease Office Properties 2025 10-K – 11

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

Net Lease Office Properties 2025 10-K – 12

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

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% for taxable years through December 31, 2025 and 25% for subsequent taxable years of the value of our total assets may be represented by securities of TRSs. We intend to structure our transactions with any TRSs that we (or any of our subsidiary REITs) own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

Net Lease Office Properties 2025 10-K – 13

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

Even though we qualify for taxation as a REIT, we are subject to certain (i) taxes on our income and assets at a federal, state, local, and, through 2025, foreign level; (ii) taxes on any undistributed income and state, local, or, through 2025, foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT, which could be significant in amount. Any of these taxes would decrease our earnings and our cash available for distributions to shareholders.

Risks Related to an Investment in Our Common Shares

Limitations on the ownership of our common shares and other provisions of our Declaration of Trust may preclude the acquisition or change of control of our company.

Certain provisions contained in our Declaration of Trust may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of our Declaration of Trust are designed to

Net Lease Office Properties 2025 10-K – 14

assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our shares that might jeopardize REIT qualification. Among other things, unless exempted by our Board, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding common shares of NLOP by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of each class and series of outstanding preferred shares of NLOP by value or by number of shares, whichever is more restrictive. Our Board may, in its sole discretion, grant exemptions to the share ownership limits, subject to such conditions and the receipt by our Board of certain representations and undertakings.

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

Net Lease Office Properties 2025 10-K – 15

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

Our Declaration of Trust initially divides our Board into three classes. The initial terms of the second and third classes will expire at the second and third annual meetings of shareholders, respectively, held following the Spin-Off. Initially, shareholders will elect only one class of trustees each year. Shareholders will elect successors to trustees upon the expiration of the terms of the initial trustees of each class. Commencing with the 2027 annual meeting of shareholders, each trustee shall be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies. Until the 2027 annual meeting of the shareholders, our Board will be classified, which may reduce the possibility of certain attempts to change control of the Company, such as through a tender offer or a proxy contest, even though a change in control might be in our best interests.

Neither our Declaration of Trust nor the Maryland REIT law requires shareholder approval for a sale of all or substantially all of our properties.

We may sell all or substantially all of our remaining properties in the future, and may do so pursuant to a plan of liquidation. In the event the Board determines in the future to sell all or substantially all of NLOP’s assets, potentially including pursuant to a plan of liquidation, the Board may take this action under Maryland law without shareholder approval and such approval is not required in our Declaration of Trust.

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

We may change our dividend policy.

Future dividends will be declared and paid at the discretion of our Board, and the amount and timing of dividends will depend upon proceeds from asset sales, cash generated by operating activities, our business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Our Board may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. Any reduction in our dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common shares. As a result, the price of our common shares may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

Net Lease Office Properties 2025 10-K – 16

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

Additionally, our Audit Committee, which consists solely of independent trustees, is responsible for overseeing cybersecurity risks and related initiatives. Our Audit Committee reviews our cybersecurity risks. It also reviews the steps our Advisor has taken to protect against threats to our information systems and security and receives updates on cybersecurity on a quarterly basis.

Net Lease Office Properties 2025 10-K – 17

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

Third-party vendors are vetted through our Advisor’s service delivery program to ensure they have an established cybersecurity program. Our Advisor has also engaged a managed security provider to manage a supply chain defense subscription that will help obtain visibility into cybersecurity risks across high-risk third party vendors by proactively identifying, prioritizing, and driving remediation for cyber risks posed by critical business partners. Our Advisor’s managed security provider’s risk operations center will escalate certain alerts regarding third-party vendors directly to the IT Department thus providing direct collaboration with third parties, saving time and improving risk reduction while safeguarding our relationships with such third parties.

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

Net Lease Office Properties 2025 10-K – 18

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

Cybersecurity Risks

As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the last three fiscal years. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A. Risk Factors – The occurrence of cyber incidents, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Net Lease Office Properties 2025 10-K – 19

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are listed on the NYSE under the ticker symbol “NLOP.” At February 20, 2026 there were 6,830 registered holders of record of our common shares. This figure does not reflect the beneficial ownership of shares of our common shares.

Share Price Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for our common shares as compared with the S&P 500 Index and the MSCI US REIT Index. The graph assumes a $100 investment on November 2, 2023 (the date our common shares began trading on the NYSE), and its relative performance is tracked through December 31, 2025, together with the reinvestment of all dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common shares.

	At November 2, 2023	At December 31, 2023	At December 31, 2024	At December 31, 2025
Net Lease Office Properties	$100.00	$179.61	$303.34	$321.17
S&P 500 Index	100.00	110.81	138.53	163.30
MSCI US REIT Index	100.00	116.83	127.06	130.80

The share price performance included in this graph is not indicative of future share price performance.

Dividends

Dividends paid by NLOP will be authorized and determined by our Board, in its sole discretion, and will be dependent upon a number of factors. In general, we expect to pay dividends if and when we have excess cash available from disposition proceeds and as necessary to maintain our REIT qualification. Refer to Note 12 for information on the tax treatment of our dividends.

Item 6. Reserved

Net Lease Office Properties 2025 10-K – 20

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our financial condition and results of operations for the year ended December 31, 2023. Refer to Item 1. Business for a description of our business.

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

Net Lease Office Properties 2025 10-K – 21

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

Significant Developments

Dispositions

In January 2026, we sold the KBR property located in Houston, Texas, for gross proceeds of $66.0 million (Note 17). KBR was our largest tenant by ABR as of December 31, 2025.

In January 2026, we sold a property located in Venice, California, for gross proceeds of $39.6 million (Note 17).

In February 2026, we sold a property located in Martinsville, Virginia, for gross proceeds of $3.9 million (Note 17).

In February 2026, we sold a property located in Raleigh, North Carolina, for gross proceeds of $8.7 million (Note 17).

Special Cash Distribution

In January 2026, our Board of Trustees declared a special cash distribution of $6.75 per share, totaling approximately $100.0 million. The distribution was paid on February 17, 2026 to shareholders of record as of January 30, 2026 (Note 17).

Financial Highlights

During the year ended December 31, 2025 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the year ended December 31, 2025, we sold 14 properties for total proceeds, net of selling costs, of $198.6 million (Note 15).
•In September 2025, we disposed of our last international property by transferring ownership to a buyer, in satisfaction of the non-recourse mortgage loan encumbering the property for $45.7 million (Note 15).

Leasing Activity

•In September 2025, we entered into a lease termination agreement with a tenant at a property located in Oak Creek, Wisconsin, to terminate the lease on October 31, 2025 (the previous lease expiration date was May 31, 2032). In connection with the agreement, the tenant paid us a lease termination fee of $13.0 million, which was recognized within Other lease-related income in our consolidated statements of operations during the year ended December 31, 2025. This property was sold in December 2025 (Note 5).

Net Lease Office Properties 2025 10-K – 22

Financing

•During the year ended December 31, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves (Note 10).
•During the year ended December 31, 2025, we repaid four non-recourse mortgage loans totaling $49.8 million with a weighted-average interest rate of 7.5% (Note 10).

Special Cash Distributions

•In August 2025, our Board of Trustees declared a special cash distribution of $3.10 per share, totaling approximately $45.9 million. The distribution was paid on September 3, 2025 to shareholders of record as of August 18, 2025 (Note 12).
•In November 2025, our Board of Trustees declared a special cash distribution of $4.10 per share, totaling approximately $60.7 million. The distribution was paid on December 19, 2025 to shareholders of record as of December 4, 2025 (Note 12).
•In December 2025, our Board of Trustees declared a special cash distribution of $5.10 per share, totaling approximately $75.6 million. The distribution was paid on January 20, 2026 to shareholders of record as of January 2, 2026 (Note 12).
•Future special cash distributions will be at the discretion of our Board of Trustees and will depend upon, among other things, our actual and anticipated results of operations and liquidity, which will be affected by various factors, including the timely receipt of rental income from our portfolio; the timing of and proceeds from asset sales; our operating expenses (including management fees); capital expenditures for our portfolio; our current intention to maintain our qualification as a REIT; and other factors which may be outside of our control. There can be no assurance as to the amount or timing of future distributions.

Summary Results

(in thousands)

	Years Ended December 31,
	2025	2024
Total revenues	$118,915	$142,247

Net loss attributable to NLOP	(145,262)	(91,471)

Dividends declared	182,212	—

Net cash provided by operating activities (a)	64,111	71,859
Net cash provided by investing activities	208,242	297,749
Net cash used in financing activities	(218,885)	(367,984)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	60,229	23,039
Adjusted funds from operations attributable to NLOP (AFFO)	73,809	62,048
__________
(a)Amount for the year ended December 31, 2024 includes $10.3 million of proceeds from the sale of a net investment in sales-type lease (Note 6). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification (“ASC”) 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Net Lease Office Properties 2025 10-K – 23

Revenues

Total revenues decreased in 2025 as compared to 2024, primarily due to the impact of disposition activity and tenant vacancies at certain properties, partially offset by higher other lease-related income.

Net Loss Attributable to NLOP

Net loss attributable to NLOP increased in 2025 as compared to 2024, primarily due to higher impairment charges and higher loss on sale of real estate, partially offset by lower interest expense. See Note 8 for information on impairment charges recorded during the reporting period.

FFO

FFO increased in 2025 as compared to 2024, primarily due to lower interest expense and higher other lease-related income, partially offset by the impact of disposition activity.

AFFO

AFFO increased in 2025 as compared to 2024, primarily due to lower interest expense and higher other lease-related income, partially offset by the impact of disposition activity.

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2025	2024
ABR (in thousands)	$54,122	$88,124
Number of properties	24	39
Number of tenants	26	43
Occupancy	79.0%	85.2%
Weighted-average lease term (in years)	3.9	4.3
Leasable square footage (in thousands) (a)	3,375	5,613

__________
(a)Excludes 570,999 of operating square footage for a parking garage associated with the KBR property in Houston, Texas. This property was sold in January 2026 (Note 17).

Net Lease Office Properties 2025 10-K – 24

Portfolio

The tables below represent information about our portfolio at December 31, 2025 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant	State/Country	ABR	ABR Percent	Square Footage (a)	Number of Properties	Weighted-Average Lease Term (Years)
KBR (a) (b)	Texas	$20,158	37.2%	913,713	1	4.5
Iowa Board of Regents	Iowa	4,056	7.5%	191,700	1	4.8
Omnicom	California	3,961	7.3%	120,000	1	2.7
RRD	Illinois	3,461	6.4%	167,215	1	1.7
Google (b)	California	3,108	5.7%	67,681	1	4.8
Intuit	Texas	2,577	4.8%	166,033	1	0.5
Grande Communications	Texas	2,407	4.5%	134,009	5	2.7
Cenlar FSB	Pennsylvania	2,105	3.9%	105,584	1	2.5
iHeart Communications	Texas	2,050	3.8%	120,147	1	9.1
Arbella Insurance	Massachusetts	1,850	3.4%	132,160	1	1.4
Total		$45,733	84.5%	2,118,242	14	3.9
__________
(a)Excludes 570,999 of operating square footage for a parking garage associated with the KBR property in Houston, Texas.
(b)These properties were sold in January 2026 (Note 17).

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage (b)	Square Footage Percent
2026	7	7	$6,188	11.4%	409,351	12.1%
2027	5	4	5,586	10.3%	318,176	9.4%
2028	6	5	8,745	16.2%	371,471	11.0%
2029	3	2	1,918	3.5%	113,277	3.4%
2030	5	5	27,375	50.6%	1,175,257	34.8%
2031	1	1	631	1.2%	50,600	1.5%
2035	1	1	2,050	3.8%	120,147	3.6%
2037	1	1	545	1.0%	31,120	0.9%
2041	1	1	1,084	2.0%	75,286	2.3%
Vacant	—	—	—	—%	710,428	21.0%
Total	30		$54,122	100.0%	3,375,113	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Excludes 570,999 of operating square footage for a parking garage associated with the KBR property in Houston, Texas. This property was sold in January 2026 (Note 17).

Net Lease Office Properties 2025 10-K – 25

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

Results of Operations

Revenues

	Years Ended December 31,
(in thousands)	2025	2024	Change
Revenues
Lease revenues	$99,262	$128,857	$(29,595)
Income from finance leases	610	89	521
Other lease-related income	19,043	13,301	5,742
	$118,915	$142,247	$(23,332)

Lease Revenues

For the year ended December 31, 2025 as compared to 2024, lease revenues decreased by $29.6 million, primarily due to disposition activity and tenant vacancies at certain properties.

Income from Finance Leases

For the year ended December 31, 2025 as compared to 2024, income from finance leases increased by $0.5 million, primarily due to a reclassification of a net-lease asset to net investments in sales-type lease in the fourth quarter of 2025. We also disposed of a property classified as net investments in sales-type lease during the first quarter of 2024 (Note 6).

Other Lease-Related Income

Other lease-related income is described in Note 5.

Net Lease Office Properties 2025 10-K – 26

Operating Expenses

	Years Ended December 31,
(in thousands)	2025	2024	Change
Operating Expenses
Impairment charges — real estate	$140,814	$78,237	$62,577
Depreciation and amortization	35,878	56,696	(20,818)
Reimbursable tenant costs	22,451	26,520	(4,069)
Property expenses, excluding reimbursable tenant costs	8,588	10,901	(2,313)
General and administrative	7,309	7,502	(193)
Asset management fees	4,577	6,243	(1,666)
Separation and distribution related costs and other	—	16	(16)
	$219,617	$186,115	$33,502

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 8.

Depreciation and Amortization

For the year ended December 31, 2025 as compared to 2024, depreciation and amortization expense decreased by $20.8 million, primarily due to the impact of disposition activity and accelerated amortization of intangible assets in connection with a lease restructuring during the year ended December 31, 2024.

Reimbursable Tenant Costs

For the year ended December 31, 2025 as compared to 2024, reimbursable tenant costs decreased by $4.1 million, primarily due to the impact of disposition activity, as well as lower real estate taxes and maintenance costs at certain properties.

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2025 as compared to 2024, property expenses, excluding reimbursable tenant costs, decreased by $2.3 million, primarily due to the impact of disposition activity, partially offset by tenant vacancies (which resulted in property expenses no longer being reimbursable).

General and Administrative

For the year ended December 31, 2025 as compared to 2024, general and administrative expenses decreased by $0.2 million, primarily due to lower professional fees.

Asset Management Fees

Asset management fees paid to our Advisor are calculated based on the ABR of properties in our portfolio and are being proportionately reduced following the disposition of each portfolio property (Note 4).

For the year ended December 31, 2025 as compared to 2024, asset management fees decreased by $1.7 million, primarily due to the impact of disposition activity.

Net Lease Office Properties 2025 10-K – 27

Other Income and Expenses, and (Provision for) Benefit from Income Taxes

	Years Ended December 31,
(in thousands)	2025	2024	Change
Other Income and Expenses, and (Provision for) Benefit from Income Taxes
(Loss) gain on sale of real estate, net	$(29,006)	$20,216	$(49,222)
Interest expense	(12,739)	(67,962)	55,223
Other gains and (losses)	(2,557)	(2,154)	(403)
(Provision for) benefit from income taxes	(158)	2,382	(2,540)
	$(44,460)	$(47,518)	$3,058

(Loss) Gain on Sale of Real Estate, Net

(Loss) gain on sale of real estate, net, consists of (loss) gain on (i) the sale of properties that were disposed of, net of taxes, (ii) properties subject to a purchase agreement resulting in a lease modification during the reporting period, (iii) properties included in assets held for sale and subject to a revised estimated purchase price, or (iv) the reclassification of foreign currency translation adjustments from accumulated other comprehensive income to net loss since we exited all investments denominated in a currency (which totaled losses of $41.6 million for the year ended December 31, 2025), as more fully described in Note 3, Note 5 and Note 15.

Interest Expense

Interest expense comprises interest on Non-recourse mortgages, our NLOP Mortgage Loan, and our NLOP Mezzanine Loan. Our NLOP Mortgage Loan was fully repaid in December 2024 and our NLOP Mezzanine Loan was fully repaid in April 2025 (Note 10).

For the year ended December 31, 2025 as compared to 2024, interest expense decreased by $55.2 million, primarily due to repayments of our debt since January 1, 2024 (Note 10).

Other Gains and (Losses)

For the year ended December 31, 2025, other gains and (losses) of $(2.6) million primarily comprised (i) a non-cash allowance for credit loss on a sales-type lease of $(4.8) million (Note 6), (ii) interest income on our cash deposits of $2.1 million, (iii) escrow refund related to facility improvements of $0.4 million, and (iv) loss on extinguishment of debt of $(0.3) million primarily related to the full repayment of the NLOP Mezzanine Loan in April 2025 (Note 10).

For the year ended December 31, 2024, other gains and (losses) of $(2.2) million primarily comprised (i) loss of $(3.2) million related to damages at a property, (ii) net realized and unrealized losses on our interest rate cap derivative of $(1.0) million (Note 9), (iii) net realized and unrealized gains on foreign currency exchange rate movements of $(0.8) million, (iv) loss of $(0.3) million on extinguishment of debt, (v) interest income on our cash deposits of $2.3 million, and (vi) gain of $0.9 million related to a forfeited deposit on a potential disposition.

(Provision for) Benefit from Income Taxes

For the year ended December 31, 2025, we recognized a provision for income taxes of $0.2 million, as compared to a benefit from income taxes of $2.4 million for the year ended December 31, 2024, primarily due to the impact of an impairment charge recognized on an international property during 2024.

Net Lease Office Properties 2025 10-K – 28

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, pay distributions to shareholders, make capital expenditures as necessary, and pay debt service. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of capital expenditures and sales of real estate; the timing of the repayment of debt and receipt of lease revenues; the timing and amount of other lease-related payments; and the timing of advisory fees and reimbursements paid to our Advisor. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources and proceeds from dispositions of properties in order to meet these needs. We assess our ability to access capital on an ongoing basis. The following table summarizes the changes in cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$64,111	$71,859	$(7,748)
Net cash provided by investing activities	208,242	297,749	(89,507)
Net cash used in financing activities	(218,885)	(367,984)	149,099

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $7.7 million during 2025 as compared to 2024, primarily due to the impact of disposition activity and $10.3 million of proceeds received from the sale of a net investment in sales-type lease during 2024 (Note 6), partially offset by lower interest expense.

Net Cash Provided by Investing Activities — Net cash provided by investing activities decreased by $89.5 million during 2025 as compared to 2024, primarily due to lower proceeds from dispositions (Note 15).

Net Cash Used in Financing Activities — Net cash used in financing activities decreased by $149.1 million during 2025 as compared to 2024, primarily due to lower payments of the NLOP Financing Arrangements and mortgage principal (following the full repayment of the NLOP Mortgage Loan during 2024 and full repayment of the NLOP Mezzanine Loan during 2025 (Note 10)), partially offset by $106.7 million of distributions paid during 2025.

Net Lease Office Properties 2025 10-K – 29

Summary of Financing

The table below summarizes our non-recourse mortgages and NLOP Mezzanine Loan (dollars in thousands):

	December 31,
	2025	2024
Carrying Value
Fixed rate:
Non-recourse mortgages, net (a)	$21,900	$71,488
NLOP Mezzanine Loan, net (a) (b)	—	57,957
	21,900	129,445
Variable rate:
Non-recourse mortgages, net (a)	—	39,771
	—	39,771
	$21,900	$169,216

Percent of Total Debt
Fixed rate	100%	76%
Variable rate	—%	24%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	7.0%	9.0%
Variable rate	—%	4.9%
Total debt	7.0%	8.1%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $1.8 million and unamortized deferred financing costs totaling $1.0 million as of December 31, 2024.
(b)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 10).

During the year ended December 31, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves (Note 10).

Cash Resources

At December 31, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $119.6 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $276.8 million at December 31, 2025, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Net Lease Office Properties 2025 10-K – 30

Cash Requirements and Liquidity

As of December 31, 2025, scheduled debt principal payments total $21.9 million during 2026 (Note 10).

During the next 12 months following December 31, 2025 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligations, totaling $21.9 million, which are due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage debt obligations, totaling $0.9 million, which are due during the next 12 months; and
•other normal recurring operating expenses.

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

New Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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

Net Lease Office Properties 2025 10-K – 31

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

Holding periods used in the undiscounted cash flow analysis are evaluated on an individual property basis based on our strategic hold time for each asset. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value, less costs to sell.

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, merger and acquisition expenses, and spin-off expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO because they are not the primary drivers in our decision-making process and excluding these items provides investors with a view of our portfolio performance over time and makes it more comparable to other REITs. AFFO also reflects adjustments for jointly owned

Net Lease Office Properties 2025 10-K – 32

investments. We use AFFO as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

We believe that AFFO is a useful supplemental measure for investors to consider because we believe it will help them better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net income computed under GAAP, alternatives to net cash provided by operating activities computed under GAAP, or indicators of our ability to fund our cash needs.

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Net loss attributable to NLOP	$(145,262)	$(91,471)
Adjustments:
Impairment charges — real estate (a)	140,814	78,237
Depreciation and amortization of real property	35,878	56,696
Loss (gain) on sale of real estate, net (b)	29,006	(20,216)
Proportionate share of adjustments for noncontrolling interests (c)	(207)	(207)
Total adjustments	205,491	114,510
FFO (as defined by NAREIT) attributable to NLOP	60,229	23,039
Adjustments:
Amortization of deferred financing costs	4,970	31,446
Other (gains) and losses (d)	4,620	3,855
Straight-line and other leasing and financing adjustments	2,523	2,314
Above- and below-market rent intangible lease amortization, net	1,080	3,003
Other amortization and non-cash items	439	1,449
Tax benefit — deferred	—	(3,271)
Stock-based compensation	—	250
Separation and distribution related costs and other	—	16
Proportionate share of adjustments for noncontrolling interests (c)	(52)	(53)
Total adjustments	13,580	39,009
AFFO attributable to NLOP	$73,809	$62,048

Summary
FFO (as defined by NAREIT) attributable to NLOP	$60,229	$23,039
AFFO attributable to NLOP	$73,809	$62,048
__________
(a)Amount for the year ended December 31, 2025 represents impairment charges totaling $84.8 million recognized on the KBR property in Houston, Texas (Note 8).
(b)Amount for the year ended December 31, 2025 includes loss on sale of real estate of $41.6 million, comprising foreign currency translation adjustments reclassified from accumulated other comprehensive income to net loss since we exited all investments denominated in the Norwegian krone during the third quarter of 2025 and the euro during the first quarter of 2025 (Note 3, Note 15).
(c)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(d)Amount for the year ended December 31, 2025 includes a non-cash allowance for credit loss recorded on a net investment in a sales-type lease of $4.8 million (Note 6). Amount for the year ended December 31, 2024 includes a loss of $3.2 million related to damages at a property. These amounts also include gains and losses on extinguishment of debt and foreign currency transactions.

Net Lease Office Properties 2025 10-K – 33

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 2025 10-K – 34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary market risk that we are exposed to is interest rate risk.

We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio and monitor its diversification.

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

We have borrowed funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed-rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed-rate instruments. At December 31, 2025, fixed-rate debt comprises 100% of our debt. We have entered into, and may continue to enter into, interest rate cap agreements with counterparties related to variable-rate debt. See Note 9 for additional information on our interest rate caps.

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030	Total	Fair Value
Fixed-rate debt	$21,900	$—	$—	$—	$—	$21,900	$21,900

Foreign Currency Exchange Rate Risk

We sold all of our international investments during the year ended December 31, 2025 (Note 3, Note 15).

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

Net Lease Office Properties 2025 10-K – 35

For the year ended December 31, 2025, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•27% related to our tenant KBR, 13% related to our tenant Master Lock (including a lease termination fee of $13.0 million received during the year ended December 31, 2025 (Note 5)), and 12% related to our tenant JPMorgan Chase; we sold the KBR property in January 2026 (Note 17) and we sold the properties leased to Master Lock and JPMorgan Chase during 2025 (Note 15); and
•97% related to domestic operations, which included concentrations of 41%, 13%, and 11% in Texas, Wisconsin, and Minnesota, respectively.

Net Lease Office Properties 2025 10-K – 36

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Net Lease Office Properties 2025 10-K – 37

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Net Lease Office Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Net Lease Office Properties and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2026

We have served as the Company’s auditor since 2022.

Net Lease Office Properties 2025 10-K – 38

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Investments in real estate:
Land, buildings and improvements	$218,799	$730,345
Net investments in finance leases	41,878	—
In-place lease intangible assets and other	45,160	209,968
Above-market rent intangible assets	10,760	30,512
Investments in real estate	316,597	970,825
Accumulated depreciation and amortization	(102,926)	(292,679)
Assets held for sale, net	96,269	29,297
Net investments in real estate	309,940	707,443
Cash and cash equivalents	119,621	25,121
Restricted cash	3,011	43,305
Other assets, net	20,799	29,200
Total assets (a)	$453,371	$805,069
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$21,900	$111,259
NLOP Mezzanine Loan, net	—	57,957
Debt, net	21,900	169,216
Accounts payable, accrued expenses and other liabilities	56,104	44,145
Below-market rent intangible liabilities, net	1,990	6,305
Dividends payable	75,552	—
Total liabilities (a)	155,546	219,666
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 shares issued and outstanding	15	15
Additional paid-in capital	855,813	855,813
Distributions in excess of accumulated earnings	(561,917)	(234,443)
Accumulated other comprehensive loss	—	(40,157)
Total shareholders’ equity	293,911	581,228
Noncontrolling interests	3,914	4,175
Total equity	297,825	585,403
Total liabilities and equity	$453,371	$805,069
__________
(a)See Note 3 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2025 10-K – 39

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Lease revenues	$99,262	$128,857	$166,034
Income from finance leases	610	89	1,189
Other lease-related income	19,043	13,301	7,742
	118,915	142,247	174,965
Operating Expenses
Impairment charges — real estate	140,814	78,237	63,143
Depreciation and amortization	35,878	56,696	74,998
Reimbursable tenant costs	22,451	26,520	27,957
Property expenses, excluding reimbursable tenant costs	8,588	10,901	8,642
General and administrative	7,309	7,502	13,610
Asset management fees	4,577	6,243	1,245
Separation and distribution related costs and other	—	16	8,446
Impairment charges — goodwill	—	—	62,456
	219,617	186,115	260,497
Other Income and Expenses
(Loss) gain on sale of real estate, net	(29,006)	20,216	(3,608)
Interest expense	(12,739)	(67,962)	(42,613)
Other gains and (losses)	(2,557)	(2,154)	456
	(44,302)	(49,900)	(45,765)
Loss before income taxes	(145,004)	(93,768)	(131,297)
(Provision for) benefit from income taxes	(158)	2,382	(425)
Net Loss	(145,162)	(91,386)	(131,722)
Net income attributable to noncontrolling interests	(100)	(85)	(24)
Net Loss Attributable to NLOP	$(145,262)	$(91,471)	$(131,746)

Basic and Diluted Loss Per Share	$(9.81)	$(6.18)	$(9.00)
Weighted-Average Shares Outstanding
Basic and Diluted	14,814,075	14,789,514	14,631,265

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2025 10-K – 40

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net Loss	$(145,162)	$(91,386)	$(131,722)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	40,157	(5,748)	8,055
Unrealized gain (loss) on derivative instruments	—	1,191	(1,191)
	40,157	(4,557)	6,864
Comprehensive Loss	(105,005)	(95,943)	(124,858)

Amounts Attributable to Noncontrolling Interests
Net income	(100)	(85)	(24)
Comprehensive income attributable to noncontrolling interests	(100)	(85)	(24)
Comprehensive Loss Attributable to NLOP	$(105,105)	$(96,028)	$(124,882)

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2025 10-K – 41

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ and Parent Company Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2023	—	$—	$—	$—	$(42,464)	$1,150,240	$1,107,776	$1,743	$1,109,519
Net (loss) income				(137,989)		6,243	(131,746)	24	(131,722)
Distributions to WPC in connection with the Spin-Off						(353,133)	(353,133)		(353,133)
Common shares issued in connection with the Spin-Off	14,620,919	15	855,504			(855,519)	—		—
Net transfers from parent, including Spin-Off adjustments						52,169	52,169		52,169
Amortization of stock-based compensation expense			50				50		50
Contributions from noncontrolling interest							—	2,775	2,775
Distributions to noncontrolling interest							—	(121)	(121)
Dividends declared ($0.34 per share)				(4,971)			(4,971)		(4,971)
Other comprehensive income:
Foreign currency translation adjustments					8,055		8,055		8,055
Unrealized loss on derivative instruments					(1,191)		(1,191)		(1,191)
Balance at December 31, 2023	14,620,919	15	855,554	(142,960)	(35,600)	—	677,009	4,421	681,430
Net (loss) income				(91,471)			(91,471)	85	(91,386)
Shares issued in connection with dividends paid	164,199		12	(12)			—		—
Shares issued upon delivery of vested restricted share awards	28,957		(3)				(3)		(3)
Amortization of stock-based compensation expense			250				250		250
Distributions to noncontrolling interest							—	(331)	(331)
Other comprehensive loss:
Foreign currency translation adjustments					(5,748)		(5,748)		(5,748)
Unrealized gain on derivative instruments					1,191		1,191		1,191
Balance at December 31, 2024	14,814,075	15	855,813	(234,443)	(40,157)	—	581,228	4,175	585,403
Net (loss) income				(145,262)			(145,262)	100	(145,162)
Distributions to noncontrolling interest							—	(361)	(361)
Distributions declared ($12.30 per share)				(182,212)			(182,212)		(182,212)
Other comprehensive income:
Foreign currency translation adjustments					40,157		40,157		40,157
Balance at December 31, 2025	14,814,075	$15	$855,813	$(561,917)	$—	$—	$293,911	$3,914	$297,825

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2025 10-K – 42

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows — Operating Activities
Net loss	$(145,162)	$(91,386)	$(131,722)
Adjustments to net loss:
Impairment charges — real estate	140,814	78,237	63,143
Depreciation and amortization, including intangible assets and deferred financing costs	39,757	85,290	81,256
Loss (gain) on sale of real estate, net	29,006	(20,216)	3,608
Allowance for credit losses	4,815	—	—
Straight-line rent adjustments	2,557	2,313	(438)
Net realized and unrealized losses (gains) on extinguishment of debt, foreign currency exchange rate movements, and other	1,274	3,496	(247)
Amortization of rent-related intangibles and deferred rental revenue	(956)	(6,352)	140
Deferred income tax benefit	—	(3,271)	(1,201)
Stock-based compensation expense	—	250	2,904
Impairment charges — goodwill	—	—	62,456
Net changes in other operating assets and liabilities	(7,994)	13,157	(8,933)
Proceeds from sales of net investments in sales-type leases	—	10,341	—
Net Cash Provided by Operating Activities	64,111	71,859	70,966
Cash Flows — Investing Activities
Proceeds from sales of real estate	192,277	309,750	38,855
Non-refundable deposit for disposition	20,000	—	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(4,030)	(12,001)	(11,162)
Other investing activities, net	(5)	—	—
Net Cash Provided by Investing Activities	208,242	297,749	27,693
Cash Flows — Financing Activities
Payments of mortgage principal and other debt instruments	(111,480)	(366,596)	(63,704)
Distributions paid	(106,660)	(1,072)	—
Other financing activities, net	(384)	15	(526)
Distributions to noncontrolling interest	(361)	(331)	(121)
Distributions to WPC in connection with the Spin-Off	—	—	(343,885)
Proceeds from NLOP Mortgage Loan	—	—	317,263
Proceeds from NLOP Mezzanine Loan	—	—	113,646
Net transfers with Parent, including Spin-Off adjustments	—	—	(51,708)
Payment of financing costs	—	—	(10,518)
Contributions from noncontrolling interests	—	—	2,775
Net Cash Used in Financing Activities	(218,885)	(367,984)	(36,778)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	738	(1,027)	(50)
Net increase in cash and cash equivalents and restricted cash	54,206	597	61,831
Cash and cash equivalents and restricted cash, beginning of year	68,426	67,829	5,998
Cash and cash equivalents and restricted cash, end of year	$122,632	$68,426	$67,829

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 2025 10-K – 43

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

As of December 31, 2025, NLOP’s portfolio comprised full or partial ownership interests in 24 properties, net-leased to 26 corporate tenants, totaling approximately 3.9 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property), with a weighted-average lease term of 3.9 years. All references to number of properties, square footage, and occupancy are unaudited.

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

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 5) or Income from finance leases (Note 6) in accordance with Accounting Standards Codification (“ASC”) 842, Leases.

Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided with the following significant expenses, which are included in our consolidated financial statements and require no additional disaggregation: Property expenses, excluding reimbursable tenant costs, General and administrative expenses, Asset management fees, Interest expense, and (Provision for) benefit from income taxes.

Note 2. Basis of Presentation

NLOP

For periods after November 1, 2023, the consolidated financial statements include the results of NLOP and all entities in which the Company has a controlling interest. Intercompany transactions and balances have been eliminated in consolidation.

Net Lease Office Properties 2025 10-K – 44

Notes to Consolidated Financial Statements
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

The consolidated financial statements also include an allocation of indirect costs and expenses incurred by WPC related to NLOP, primarily consisting of compensation and other general and administrative costs using the relative percentage of property ABR of NLOP and WPC management’s knowledge of NLOP. In addition, the consolidated financial statements reflect the allocation of interest expense from WPC unsecured debt, excluding debt that is specifically attributable to NLOP (Note 10); interest expense was allocated by calculating the unencumbered net investment in real estate of each property held by NLOP as a percentage of WPC’s total consolidated unencumbered net investment in real estate and multiplying that percentage by the corporate interest expense on WPC unsecured debt (Note 10). The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had NLOP been a separate independent entity during the applicable periods. WPC believes the assumptions underlying WPC’s allocation of indirect expenses are reasonable.

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

Note 3. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. There were no acquisitions during the reporting period.

Net Lease Office Properties 2025 10-K – 45

Notes to Consolidated Financial Statements
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

Net Lease Office Properties 2025 10-K – 46

Notes to Consolidated Financial Statements
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

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated costs to sell to its carrying value, and if the fair value less estimated costs to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated costs to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize a loss on sale of real estate, if warranted.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate the fair value of the Company. Impairments, if any, will be the difference between the Company’s fair value and carrying amount, not to exceed the carrying amount of goodwill. The Company did not have goodwill as of December 31, 2025 or 2024.

Net Lease Office Properties 2025 10-K – 47

Notes to Consolidated Financial Statements

Credit Losses

The allowance for credit losses, which is recorded as a reduction to Net investments in finance leases on our consolidated balance sheets, is measured on an individual basis for our finance leases (Note 6), incorporating information such as the lessee’s credit rating, the expected value of the underlying collateral upon its repossession, and likelihood of closing for an agreed-upon sale (for certain net investments in sales-type leases). Included in our assessment are factors that incorporate forward-looking information. Allowance for credit losses is included in our consolidated statements of operations within Other gains and (losses).

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

At both December 31, 2025 and 2024, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(8,863)	(6,271)
Total assets	44,708	47,197

Total liabilities	$382	$304

Net Lease Office Properties 2025 10-K – 48

Notes to Consolidated Financial Statements
Leases

As a Lessee: Right-of-use (“ROU”) assets, included within in-place lease intangible assets and other on our consolidated balance sheets, represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Below-market land lease intangible assets and above-market land lease intangible liabilities are included as a component of ROU assets. See Note 5 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

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

	December 31,
	2025	2024	2023
Cash and cash equivalents	$119,621	$25,121	$16,269
Restricted cash (a)	3,011	43,305	51,560
Total cash and cash equivalents and restricted cash	$122,632	$68,426	$67,829
__________
(a)Amounts as of December 31, 2024 and 2023 include approximately $41.7 million and $48.4 million, respectively, related to certain reserve requirements pursuant to the NLOP Financing Arrangements (Note 10). In April 2025, we fully repaid the NLOP Mezzanine Loan and are no longer subject to such reserve requirements (Note 10).

Net Lease Office Properties 2025 10-K – 49

Notes to Consolidated Financial Statements

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

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5). We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 6). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

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

Net Lease Office Properties 2025 10-K – 50

Notes to Consolidated Financial Statements
Foreign Currency Translation and Transaction Gains and Losses — During the year ended December 31, 2025, we exited all investments denominated in euros and Norwegian krone, and as a result, we did not own any international real estate investments as of December 31, 2025. During the year ended December 31, 2024, we exited all investments in the United Kingdom, which were denominated in the British pound sterling (Note 12, Note 15). Prior to our exit from international investments, we performed the translation from foreign currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurred. We reported the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses were fully reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within (Loss) gain on sale of real estate, net, in the consolidated statements of operations) when we exited from all investments in the related currency (Note 12, Note 15).

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

Income Taxes — We conduct business in various states and municipalities within the United States (and formerly in Europe (Note 15)), and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As a REIT, our domestic real estate operations are generally not subject to federal tax. These operations may be subject to certain state and local taxes, as applicable.

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

Net Lease Office Properties 2025 10-K – 51

Notes to Consolidated Financial Statements
We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions (prior to the disposition of our last international property (Note 15)). Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 14). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSUs) using the treasury stock method, except when the effect would be anti-dilutive.

Earnings per share is computed by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period post Spin-Off. For the years ended December 31, 2025, 2024, and 2023, we recognized net loss. Therefore, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share for the years ended December 31, 2025, 2024, and 2023. The calculation of basic and diluted earnings per share for any of the periods presented prior to the Spin-Off were based on the number of shares outstanding on November 1, 2023. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no NLOP stock-based awards outstanding prior to the Spin-Off.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 requires all public business entities to provide additional disclosure of the nature of expenses included in the consolidated statements of operations. ASU 2024-03 is effective for public business entities (including emerging growth companies, since there is not a different transition date for private companies) for annual periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is an emerging growth company and is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 is effective for entities other than public business entities (including emerging growth companies) for annual periods beginning after December 15, 2025. The Company is an emerging growth company and plans to adopt this standard for the annual period beginning January 1, 2026 on a prospective basis, which is not expected to have a material impact on the Company’s consolidated financial statements.

Net Lease Office Properties 2025 10-K – 52

Notes to Consolidated Financial Statements
Note 4. Agreements and Transactions with Related Parties

Advisory Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, our Advisor provides us with strategic management services, including asset management, property disposition support, and various related services. We pay our Advisor an asset management fee that was initially set at an annual amount of $7.5 million and is being proportionately reduced following the disposition of each portfolio property. In addition, we reimburse our Advisor a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters.

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Years Ended December 31,
	2025	2024	2023
Asset management fees (a)	$4,577	$6,243	$1,245
Administrative reimbursements (b)	4,000	4,000	667
	$8,577	$10,243	$1,912
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

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	December 31,
	2025	2024
Accounts payable	$376	$366
Asset management fees payable	294	469
	$670	$835

Other Transactions with WPC

Spin-Off

In September 2023, we entered into the $455 million NLOP Financing Arrangements (as defined and described in Note 10), which were funded upon the closing of the Spin-Off on November 1, 2023. Approximately $343.9 million of the proceeds from the NLOP Financing Arrangements was transferred to WPC in accordance with the Separation and Distribution Agreement. The remainder of the proceeds from the NLOP Financing Arrangements was used to pay fees and expenses related to the origination of the NLOP Financing Arrangements and other transaction costs, was deposited with the Lenders in satisfaction of the reserve requirements pursuant to the NLOP Financing Arrangements, and was used for other general corporate expenses.

Net Lease Office Properties 2025 10-K – 53

Notes to Consolidated Financial Statements
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

The following table presents amounts of shared costs that were allocated to NLOP (in thousands):

Year Ended December 31, 2023
General and administrative (a)	$13,610
Interest expense (b)	17,756
Total	$31,366
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

During the year ended December 31, 2025, we paid property insurance premiums totaling $3.2 million, of which $0.7 million was paid to our Advisor, covering the annual period commencing May 1, 2025. We amortize the insurance premiums over the policy period, which is reflected in Reimbursable tenant costs and Property expenses, excluding reimbursable tenant costs in our consolidated statements of operations.

Other

At December 31, 2025, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Net Lease Office Properties 2025 10-K – 54

Notes to Consolidated Financial Statements
Note 5. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2025	2024
Land	$26,946	$94,123
Buildings and improvements	191,853	635,775
Real estate under construction	—	447
Less: Accumulated depreciation	(62,658)	(152,067)
	$156,141	$578,278

During the year ended December 31, 2025, we recognized impairment charges on nine properties, which reduced the carrying value of Land, buildings and improvements by $134.8 million (Note 8).

During the year ended December 31, 2025, we reclassified two properties classified as Land, buildings and improvements to Net investments in finance leases since we entered into agreements to sell the properties to the respective tenants. As a result, the carrying value of our Land, buildings and improvements decreased by $31.8 million from December 31, 2025 to December 31, 2024 (Note 6). One of these properties was sold in February 2026 (Note 17).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $14.9 million, $23.6 million, and $31.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Dispositions of Properties

During 2025, we disposed of 15 properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $214.8 million from December 31, 2024 to December 31, 2025 (Note 15).

Real Estate Under Construction

During the year ended December 31, 2025, we capitalized $0.8 million of real estate under construction related to a capital project at an existing property, which was placed into service for $1.3 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Lease income — fixed	$73,752	$99,263	$135,341
Lease income — variable (a)	25,510	29,594	30,693
Total operating lease income	$99,262	$128,857	$166,034
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Net Lease Office Properties 2025 10-K – 55

Notes to Consolidated Financial Statements
Other Lease-Related Income

In September 2025, we entered into a lease termination agreement with a tenant at a property located in Oak Creek, Wisconsin, to terminate the lease on October 31, 2025 (the previous lease expiration date was May 31, 2032). In connection with the agreement, the tenant paid us a lease termination fee of $13.0 million, which was recognized within Other lease-related income in our consolidated statements of operations for the year ended December 31, 2025. The property was sold in December 2025 (Note 15).

For the years ended December 31, 2025, 2024, and 2023, other lease-related income on our consolidated statements of operations included lease termination income of $15.8 million, $9.4 million, and $4.4 million, respectively (including the amount related to the lease termination described above for the year ended December 31, 2025).

In addition, for the years ended December 31, 2025, 2024, and 2023, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $1.8 million, $2.0 million, and $1.8 million, respectively.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2026	$47,851
2027	47,548
2028	41,408
2029	34,618
2030	21,523
Thereafter	22,497
Total	$215,445

See Note 6 for scheduled future lease payments to be received under non-cancelable sales-type leases.

Lease Cost

Lease costs for operating leases (land leases) are included in (i) property expenses, excluding reimbursable tenant costs, and (ii) reimbursable tenant costs in the consolidated statements of operations. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Fixed lease cost	$126	$278	$541
Variable lease cost	—	24	90
Total lease cost	$126	$302	$631

Net Lease Office Properties 2025 10-K – 56

Notes to Consolidated Financial Statements
Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2025	2024
Operating ROU assets — land leases (a)	In-place lease intangible assets and other	$—	$1,980
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$178	$259

Weighted-average remaining lease term — operating leases		81.3 years	55.9 years
Weighted-average discount rate — operating leases		9.4%	9.2%
Number of land lease arrangements — operating leases (a)		1	2
Remaining lease term range (excluding extension options not reasonably certain of being exercised)		81 years	<1 – 82 years
__________
(a)Our only land lease arrangement as of December 31, 2025 was at a property classified as held for sale, which was sold in January 2026 (Note 17).

Cash paid for operating lease liabilities included in Net cash provided by operating activities was less than $0.1 million, $0.3 million, and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2025 is as follows (in thousands):

Years Ending December 31,	Total
2026	$13
2027	13
2028	14
2029	14
2030	14
Thereafter	2,571
Total lease payments	2,639
Less: amount of lease payments representing interest	(2,461)
Present value of future lease payments/lease obligations	$178

Net Lease Office Properties 2025 10-K – 57

Notes to Consolidated Financial Statements
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2025	2024
Land, buildings and improvements	$101,416	$31,066
In-place lease intangible assets and other	80,067	3,891
Above-market rent intangible assets	13,323	1,382
Accumulated depreciation and amortization	(98,537)	(7,042)
Assets held for sale, net	$96,269	$29,297

As of December 31, 2025 and 2024, we had four and one properties, respectively, classified as Assets held for sale, net, with a carrying value of $96.3 million and $29.3 million, respectively. We sold three of these properties in January and February 2026 (Note 17).

During the year ended December 31, 2025, we reclassified a property from held for sale to held and used, in accordance with ASC 360, Property, Plant, and Equipment. As a result, we reclassified $25.9 million from Assets held for sale, net, to the following line items: (i) $25.9 million to Land, buildings and improvements, (ii) $3.9 million to In-place lease intangible assets and other, (iii) $1.4 million to Above-market rent intangible assets, and (iv) $5.3 million to Accumulated depreciation and amortization. In addition, the estimated purchase price for this property was lowered during the second quarter of 2025. As a result, we recognized a loss on sale of real estate of $3.4 million during the year ended December 31, 2025, reflecting the updated estimated purchase price, in accordance with ASC 360, Property, Plant, and Equipment. We sold this property in December 2025.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. Operating leases are not included in finance receivables. See Note 3 and Note 5 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Net Investments in Sales-Type Leases

A property located in the United Kingdom was classified as a net investment in sales-type leases as of December 31, 2023. We had previously entered into an agreement to sell the property to the tenant occupying the property during the fourth quarter of 2023 and recognized a Loss on sale of real estate, net, of $8.3 million during the year ended December 31, 2023 related to this transaction. During the year ended December 31, 2024, we sold this property.

In October 2025, we reclassified a net-lease property located in Dallas, Texas, to net investments in sales-type leases totaling $38.0 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property is expected to be sold to the tenant occupying the property, resulting in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases: (i) $31.7 million from Land, buildings and improvements, (ii) $7.5 million from In-place lease intangible assets and other, (iii) $0.3 million from Below-market rent intangible liabilities, net, and (iv) $8.4 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $5.4 million during the year ended December 31, 2025 related to this transaction, reflecting a balance of $2.1 million within Accounts payable, accrued expenses and other liabilities for this investment.

In December 2025, we reclassified a net-lease property located in Raleigh, North Carolina, to net investments in sales-type leases totaling $8.7 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property is expected to be sold to the tenant occupying the property, resulting in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases: (i) $3.7 million from Land, buildings and improvements, (ii) $0.7 million from Other assets, net, and (iii) $1.4 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $5.5 million during the year ended December 31, 2025 related to this transaction, reflecting a balance of $0.2 million within Accounts payable, accrued expenses and other liabilities for this investment. This property was sold in February 2026 (Note 17).

Net Lease Office Properties 2025 10-K – 58

Notes to Consolidated Financial Statements

Earnings from our net investments in sales-type leases are included in Income from finance leases in the consolidated financial statements, and totaled $0.6 million, less than $0.1 million, and less than $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Prior to these reclassifications to net investments in sales-type leases, earnings from these investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	December 31,
	2025	2024
Lease payments receivable (a)	$47,726	$—
	47,726	—
Less: unearned income	(1,033)	—
Less: allowance for credit losses (b)	(4,815)	—
	$41,878	$—
__________
(a)Includes estimated purchase price and total rents owed.
(b)During the year ended December 31, 2025, we recorded a net allowance for credit loss of $4.8 million on our net investment in sales-type lease, which was included within Other gains and (losses) in our consolidated statements of operations, reflecting the possibility that the sale is not completed due to unresolved maintenance work at the property.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable finance leases at December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2026 (a)	$47,726
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$47,726
__________
(a)Amount comprises the net investments in sales-type leases described above, representing the estimated purchase prices of the investments plus remaining rents. One of these properties was sold in February 2026 (Note 17).

See Note 5 for scheduled future lease payments to be received under non-cancelable operating leases.

Net Investments in Direct Financing Leases

During the year ended December 31, 2023, we reclassified an investment classified as a direct financing lease (comprising four properties) with an aggregate carrying value of $14.6 million from Net investments in finance leases to Land, buildings and improvements in connection with a change in lease classification due to an extension of the underlying lease. Income from direct financing leases, which is included in Income from finance leases in the consolidated financial statements, was $1.2 million for the year ended December 31, 2023. We had no net investments in direct financing leases as of December 31, 2025 and 2024.

Net Lease Office Properties 2025 10-K – 59

Notes to Consolidated Financial Statements
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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2025	2024	2025	2024
1	1	—	$37,950	$—
2	—	—	—	—
3	1	—	8,743	—
4	—	—	—	—
5	—	—	—	—
			$46,693	$—

Note 7. Goodwill and Other Intangibles

We have recorded lease intangibles that are being amortized over periods ranging from two years to 26 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Below-market rent intangibles are included in Below-market rent intangible liabilities, net in the consolidated financial statements.

In connection with certain business combinations, we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 3). During the year ended December 31, 2023, we recorded an impairment for the total amount of goodwill of $62.5 million (Note 8). The following table presents a reconciliation of our goodwill (in thousands):

Goodwill
Balance at January 1, 2023	$63,583
Impairment charges (Note 8)	(62,456)
Foreign currency translation adjustments	(1,127)
Balance at December 31, 2023	$—

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$45,160	$(33,060)	$12,100	$207,988	$(123,040)	$84,948
Above-market rent	10,760	(7,208)	3,552	30,512	(17,572)	12,940
	$55,920	$(40,268)	$15,652	$238,500	$(140,612)	$97,888

Finite-Lived Intangible Liabilities
Below-market rent	$(4,495)	$2,505	$(1,990)	$(18,856)	$12,551	$(6,305)
Total intangible liabilities	$(4,495)	$2,505	$(1,990)	$(18,856)	$12,551	$(6,305)

Net Lease Office Properties 2025 10-K – 60

Notes to Consolidated Financial Statements
See Note 6 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the year ended December 31, 2025.

Net amortization of intangibles, including the effect of foreign currency translation, was $21.5 million, $35.4 million, and $47.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2025, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Lease Revenues	Increase to Amortization	Total
2026	$676	$2,726	$3,402
2027	439	2,291	2,730
2028	377	1,850	2,227
2029	377	1,850	2,227
2030	288	1,651	1,939
Thereafter	(595)	1,732	1,137
Total	$1,562	$12,100	$13,662

Note 8. Fair Value Measurements

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

Derivative Assets — Our derivative assets, which were included in Other assets, net in the consolidated financial statements, comprised interest rate caps (Note 9).

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

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgages, net (a) (b) (c)	3	$21,900	$21,900	$111,259	$91,642
NLOP Mezzanine Loan, net (a) (b) (c) (d)	3	—	—	57,957	61,753
__________

Net Lease Office Properties 2025 10-K – 61

Notes to Consolidated Financial Statements
(a)The carrying value of the NLOP Mezzanine Loan, net (Note 10) includes unamortized deferred financing costs of $1.0 million at December 31, 2024.
(b)The carrying value of Non-recourse mortgages, net includes unamortized premium of $0.4 million at December 31, 2024. The carrying value of the NLOP Mezzanine Loan, net (Note 10) includes unamortized discount of $2.2 million at December 31, 2024.
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
(d)In April 2025, we fully repaid the NLOP Mezzanine Loan (Note 10).

We estimated that our other financial assets and liabilities, excluding finance receivables (Note 6), had fair values that approximated their carrying values at both December 31, 2025 and 2024.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Our impairment policies are described in Note 3.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (classified as Level 3) (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$180,307	$140,814	$200,316	$78,237	$58,088	$63,143
Goodwill	—	—	—	—	—	62,456
		$140,814		$78,237		$125,599

Impairment charges, and their related triggering events and fair value measurements, recognized during the years ended December 31, 2025, 2024, and 2023 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2025 — During the year ended December 31, 2025, we recognized an impairment charge of $81.6 million on a property in Houston, Texas, leased to KBR. After performing a strategic review of the asset at the direction of our Board of Trustees during the second quarter of 2025, we commenced sale efforts for the property. As a result, this met our likely disposition impairment trigger event in accordance with ASC 360, Property, Plant, and Equipment, at which time we determined that the carrying value of the asset was not fully recoverable. The impairment charge reflects the excess of the asset’s carrying amount over its estimated fair value. The fair value was determined based on valuation techniques consistent with ASC 820, Fair Value Measurement, which factored in current market conditions, existing lease terms, and assumptions about the highest and best use of the asset, using the following unobservable inputs:

•Cash flow discount rate of 10.0% commencing on June 30, 2025 and ending on an assumed future sale date;
•Future sale value discount rate of 10.0% commencing on June 30, 2025 and ending on an assumed future sale date; and
•Future buyer required return of 15.0% commencing on an assumed future sale date and ending after an assumed buyer hold period.

Net Lease Office Properties 2025 10-K – 62

Notes to Consolidated Financial Statements
During the fourth quarter of 2025, we recognized another impairment charge of $3.2 million on this property, in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price, less costs to sell. This property was classified as held for sale as of December 31, 2025 (Note 5) and sold in January 2026 (Note 17).

Additionally, during the year ended December 31, 2025, we recognized an impairment charge of $14.6 million on a property in Warrenville, Illinois, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents of $14 per square foot;
•Cash flow discount rate of 7.0%;
•Property residual value of $35.90 per square foot, based on comparable dispositions;
•Future sale value discount rate of 8.0%; and
•Terminal capitalization rate of 8.5%.

In addition, during the year ended December 31, 2025, we recognized an impairment charge of $10.6 million on a property in Quincy, Massachusetts, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents of $20 per square foot;
•Cash flow discount rate of 8.0%;
•Future sale value discount rate of 11.0%; and
•Terminal capitalization rate of 8.5%.

Furthermore, during the year ended December 31, 2025, we recognized impairment charges totaling $30.8 million on six properties, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell. Five of these properties were sold in 2025 and one was sold in February 2026 (Note 17).

2024 — During the year ended December 31, 2024, we recognized impairment charges totaling $47.7 million on nine properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell. Five of these properties were sold during 2024 and four were sold during 2025.

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

First property (impairment charge of $17.1 million; this property was sold in 2025):

•Market rents of 200 Norwegian krone per square foot;
•Terminal capitalization rate of 10.0%;
•Residual discount rate of 10.0%; and
•Cash flow discount rate of 8.0%.

Second property (impairment charge of $12.2 million; this property was sold in 2025):

•Market rents ranging from $7 per square foot to $15 per square foot;
•Terminal capitalization rate of 9.0%; and
•Cash flow discount rate of 14.0%.

Third property (impairment charge of $1.2 million):

•Estimated base rent collection of $0.6 million through the end of the lease term;
•Comparable vacant sale prices ranging from $0.3 million per acre to $0.7 million per acre; and
•Cash flow discount rate of 9.0%.

Net Lease Office Properties 2025 10-K – 63

Notes to Consolidated Financial Statements
2023 — During the year ended December 31, 2023, we recognized impairment charges totaling $32.7 million on three properties leased to the same tenant due to the tenant’s lease expiration in 2024, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell. One of the properties was sold in 2024.

Additionally, we recognized an impairment charge of $29.3 million on a property due to the tenant’s lease expiration in 2024, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs (this property was sold in 2025):

•Market rents ranging from $23 per square foot to $31 per square foot;
•Terminal capitalization rate of 8.3%; and
•Cash flow discount rate of 9.3%.

We also recognized an impairment charge of $1.1 million on a property due to the tenant’s lease expiration in 2024, in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price, less costs to sell. This property was disposed of in 2024.

Goodwill

The impairment charges described below are reflected within Impairment charges — goodwill in our consolidated statements of operations.

During the year ended December 31, 2023, we recognized an impairment charge of $62.5 million on goodwill in order to reduce its carrying value to zero, since the Company’s trading value as a public company subsequent to the completion of the Spin-Off resulted in a market capitalization that was significantly below the carrying value of our net assets (Note 7).

Note 9. Risk Management and Use of Derivative Financial Instruments

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

Net Lease Office Properties 2025 10-K – 64

Notes to Consolidated Financial Statements
All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. Our interest rate cap matured in November 2025. As of December 31, 2025, we do not have any derivative financial instruments. At December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate cap	Other assets, net	$—	$10
Total derivatives		$—	$10

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023
Interest rate cap	$—	$1,191	$(1,191)
Total	$—	$1,191	$(1,191)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2025	2024	2023
Interest rate cap	Other gains and (losses)	$—	$(951)	$—
Interest rate cap	Interest expense	—	(477)	(144)
Total		$—	$(1,428)	$(144)

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2025	2024	2023
Interest rate cap	Interest expense	$—	$(17)	$(2)
Derivatives Not in Cash Flow Hedging Relationships
Interest rate cap	Other gains and (losses)	(10)	(431)	—
Total		$(10)	$(448)	$(2)

See below for information on our purposes for entering into derivative instruments.

Interest Rate Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate debt (our NLOP Financing Arrangements (Note 10)), and, as a result, we have entered into, and may continue to enter into, interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations. Our objective in using these derivatives is to limit our exposure to interest rate movements.

During the third quarter of 2024, we de-designated our interest rate cap as a hedging instrument, since we determined that the derivative is no longer highly effective, given mismatches between the hedged notional of the interest rate cap versus the outstanding principal on the NLOP Mortgage Loan (which was fully repaid during 2024 and is defined in Note 10). This interest rate cap matured in November 2025.

Net Lease Office Properties 2025 10-K – 65

Notes to Consolidated Financial Statements
Note 10. Debt

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

During the year ended December 31, 2025, we fully repaid the NLOP Mezzanine Loan, which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves. During the year ended December 31, 2024, we fully repaid the NLOP Mortgage Loan, which had $288.9 million of outstanding principal as of December 31, 2023, using proceeds from certain dispositions, as well as cash flow from rent on our properties and other sources.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. At December 31, 2025, our only non-recourse mortgage note payable encumbered one property, with a fixed interest rate of 7.0%, and a maturity date of July 2026. This mortgage encumbered a property classified as net investments in sales-type lease as of December 31, 2025 (Note 6).

Parent Debt

Prior to the Spin-Off, certain wholly-owned affiliates of WPC entered into debt agreements with the international NLOP entities to provide the funding necessary to acquire certain international assets. In connection with the Spin-Off, WPC assigned to us the receivable related to these debt amounts (“Parent Debt”), which eliminates in consolidation.

Repayments During 2025

During the year ended December 31, 2025, we repaid four non-recourse mortgage loans totaling $49.8 million. We recognized a net loss on extinguishment of debt of $0.1 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of operations. The weighted-average interest rate for these non-recourse mortgage loans was 7.5%.

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

Net Lease Office Properties 2025 10-K – 66

Notes to Consolidated Financial Statements
Interest Paid

For the years ended December 31, 2025, 2024, and 2023, interest paid was $9.2 million, $41.3 million, and $39.3 million, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2026	$21,900
2027	—
2028	—
2029	—
2030	—
Total	$21,900

Note 11. Commitments and Contingencies

At December 31, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Equity

Common Shares

Dividends paid to shareholders may consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2025	2024	2023
Return of capital	$7.20	$0.34	$—
Total dividends paid	$7.20	$0.34	$—

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

Special Cash Distributions

In August 2025, our Board of Trustees declared a special cash distribution of $3.10 per share, totaling approximately $45.9 million. The distribution was paid on September 3, 2025 to shareholders of record as of August 18, 2025.

In November 2025, our Board of Trustees declared a special cash distribution of $4.10 per share, totaling approximately $60.7 million. The distribution was paid on December 19, 2025 to shareholders of record as of December 4, 2025.

In December 2025, our Board of Trustees declared a special cash distribution of $5.10 per share, totaling approximately $75.6 million. The distribution was paid on January 20, 2026 to shareholders of record as of January 2, 2026.

Net Lease Office Properties 2025 10-K – 67

Notes to Consolidated Financial Statements
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2025	2024	2023
Net loss – basic and diluted	$(145,262)	$(91,471)	$(131,746)

Weighted-average shares outstanding – basic and diluted	14,814,075	14,789,514	14,631,265

For the years ended December 31, 2025, 2024, and 2023, we recognized net loss. Therefore, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$—	$(42,464)	$(42,464)
Other comprehensive income before reclassifications	(1,335)	8,055	6,720
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	144	—	144
Total	144	—	144
Net current period other comprehensive income	(1,191)	8,055	6,864
Balance at December 31, 2023	(1,191)	(34,409)	(35,600)
Other comprehensive loss before reclassifications	(237)	(1,433)	(1,670)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	951	—	951
Interest expense	477	—	477
Gain on sale of real estate, net (Note 15)	—	(4,315)	(4,315)
Total	1,428	(4,315)	(2,887)
Net current period other comprehensive loss	1,191	(5,748)	(4,557)
Balance at December 31, 2024	—	(40,157)	(40,157)
Other comprehensive loss before reclassifications	—	(1,473)	(1,473)
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 15)	—	41,630	41,630
Total	—	41,630	41,630
Net current period other comprehensive income	—	40,157	40,157
Balance at December 31, 2025	$—	$—	$—

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Net Lease Office Properties 2025 10-K – 68

Notes to Consolidated Financial Statements
Note 13. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2025, we maintained the stock-based compensation plan described below. There were no unvested shares outstanding at December 31, 2025 and 2024. The total compensation expense for awards issued under this plan was $0.3 million for the year ended December 31, 2024.

2023 Incentive Award Plan

The 2023 Incentive Award Plan provides that the maximum aggregate number of our common shares that may be issued under the Incentive Award Plan will be 750,000 common shares. The maximum number of common shares that may be issued in connection with awards of incentive stock options (“ISOs”) under the 2023 Incentive Award Plan is 1,500,000 common shares. The 2023 Incentive Award Plan provides for the grant of various stock- and cash-based awards, including RSUs, stock options (including ISOs and nonqualified stock options), restricted stock, dividend equivalents, stock payments, other incentive awards, long-term incentive plan units, and stock appreciation rights. At December 31, 2025, 720,939 shares remained available for issuance under the 2023 Incentive Award Plan. Through the date of this Report, we have only issued RSUs under the 2023 Incentive Award Plan to members of our Board (we have no employees).

Nonvested RSUs at December 31, 2025 and changes during the period from November 1, 2023 to December 31, 2023 and the year ended December 31, 2024 were as follows (there was no activity during the year ended December 31, 2025):

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

Note 14. Income Taxes

Income Tax Provision

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal
Current	$3	$11	$58
	3	11	58
State and Local
Current	26	242	357
	26	242	357
Foreign
Current	129	636	1,211
Deferred	—	(3,271)	(1,201)
	129	(2,635)	10
Total Provision for (Benefit from) Income Taxes	$158	$(2,382)	$425

Net Lease Office Properties 2025 10-K – 69

Notes to Consolidated Financial Statements
A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Pre-tax loss attributable to taxable subsidiaries	$(13,581)	$(58,474)	$(32,176)

Federal provision at statutory tax rate (21%)	$(2,852)	$(12,280)	$(6,757)
Change in valuation allowance	2,931	10,592	3,179
Non-deductible expense	63	5	1
Rate differential	(45)	(494)	(63)
State and local taxes, net of federal benefit	29	(36)	(30)
Election of TRS Status (a)	—	—	4,615
Other	32	(169)	(520)
Total Provision for (Benefit from) Income Taxes	$158	$(2,382)	$425
__________
(a)Represents deferred taxes recorded as a result of our taxable REIT subsidiary (“TRS”) status election for certain of our domestic real estate properties.

Deferred Income Taxes

Deferred income taxes at December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$7,706	$872
Basis differences — foreign investments	—	1,432
Other	771	5,262
Total deferred tax assets	8,477	7,566
Valuation allowance	(8,477)	(7,566)
Net Deferred Tax Assets	$—	$—

There were no deferred tax liabilities as of December 31, 2025 or 2024. Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

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
•Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets; and
•Tax net operating losses in certain subsidiaries that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

As of December 31, 2025, U.S. federal net operating loss carryforwards were $35.0 million, which will not expire as they can be carried forward indefinitely. There are also state net operating loss carryforwards of $5.3 million, which will begin to expire in 2044.

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

Net Lease Office Properties 2025 10-K – 70

Notes to Consolidated Financial Statements
At both December 31, 2025 and 2024, we had unrecognized tax benefits totaling $0.1 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2025 and 2024, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $0.7 million, $0.7 million, and $2.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business in the United States, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions.

Note 15. Property Dispositions

Our property dispositions are also discussed in Note 5.

2025 — During the year ended December 31, 2025, we sold 14 properties, for total proceeds, net of selling costs, of $198.6 million, and recognized net gains on these sales totaling $10.5 million.

In September 2025, we transferred ownership of a property in Oslo, Norway, and the related non-recourse mortgage loan, which had an aggregate net asset carrying value of approximately $27.0 million and mortgage principal outstanding of $45.7 million, respectively, on the date of transfer, to a buyer, resulting in a net gain of $14.5 million (we also transferred cash on hand of $6.3 million to the lender and wrote off $2.1 million of working capital). Additionally, in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $40.5 million of net foreign currency translation losses from Accumulated other comprehensive loss to Loss on sale of real estate, net (as an increase to Loss on sale of real estate, net), since the sale represented a disposal of all of our investments denominated in Norwegian krone (Note 3, Note 12).

In connection with the sale of a property in Poland in March 2025, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $1.1 million of net foreign currency translation losses from Accumulated other comprehensive loss to Loss on sale of real estate, net (as an increase to Loss on sale of real estate, net), since the sale represented a disposal of all of our investments denominated in euros (Note 3, Note 12).

2024 — During the year ended December 31, 2024, we sold 14 properties for total proceeds, net of selling costs, of $320.1 million, and recognized a net gain on these sales totaling $22.5 million, which is included in Gain (loss) on sale of real estate, net, on the consolidated statements of operations (inclusive of income taxes totaling $0.1 million recognized upon sale). In connection with the sale of a property in the United Kingdom in October 2024, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $4.3 million of net foreign currency translation gains from Accumulated other comprehensive loss to Gain on sale of real estate, net (as an increase to Gain on sale of real estate, net), since the sale represented a disposal of all of our United Kingdom investments (Note 3, Note 12).

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

Net Lease Office Properties 2025 10-K – 71

Notes to Consolidated Financial Statements

2023 — During the year ended December 31, 2023, we sold four properties for total proceeds, net of selling costs, of $38.9 million, and recognized a net gain on these sales totaling $4.7 million, which is included in Gain (loss) on sale of real estate, net, on the consolidated statements of operations.

Note 16. Segment Information

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

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 5) or Income from finance leases (Note 6) in accordance with ASC 842, Leases.

Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided with the following significant expenses, which are included in our consolidated financial statements and require no additional disaggregation: Property expenses, excluding reimbursable tenant costs, General and administrative expenses, Asset management fees, Interest expense, and (Provision for) benefit from income taxes.

Geographic Information

At December 31, 2025, our portfolio comprises domestic investments. We sold all of our investments in Norway and Poland during 2025. We sold all of our investments in the United Kingdom during 2024. No international tenant or country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2025, 2024, or 2023, or at least 10% of our total long-lived assets at December 31, 2025 or 2024.

Our tenant KBR comprised (i) 29.5%, 23.4%, and 17.9% of our total lease revenues for the years ended December 31, 2025, 2024, and 2023, respectively, and (ii) 21.1% and 22.5% of our total long-lived assets at December 31, 2025 and 2024, respectively. We sold the KBR property in January 2026 (Note 17). Our tenants Iowa Board of Regents and Intuit comprised 13.9% and 10.7%, respectively, of our total long-lived assets at December 31, 2025. Our tenant JPMorgan Chase comprised 13.7% and 12.7% of our total lease revenues for the years ended December 31, 2025 and 2024, respectively. We sold all properties leased to JPMorgan Chase during the year ended December 31, 2025. The following tables present geographic information (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenues
Domestic	$115,808	$133,663	$159,808
International	3,107	8,584	15,157
Total	$118,915	$142,247	$174,965

	December 31,
	2025	2024
Long-lived Assets (a)
Domestic	$309,940	$677,933
International (b)	—	29,510
Total	$309,940	$707,443
__________
(a)Consists of Net investments in real estate.
(b)We sold two international properties during the year ended December 31, 2025 and have no international properties remaining (Note 5, Note 15).

Net Lease Office Properties 2025 10-K – 72

Notes to Consolidated Financial Statements
Note 17. Subsequent Events

Dispositions

In January 2026, we sold the KBR property located in Houston, Texas, for gross proceeds of $66.0 million. This property was classified as held for sale as of December 31, 2025 (Note 5).

In January 2026, we sold a property located in Venice, California, for gross proceeds of $39.6 million. This property was classified as held for sale as of December 31, 2025 (Note 5).

In February 2026, we sold a property located in Martinsville, Virginia, for gross proceeds of $3.9 million. This property was classified as held for sale as of December 31, 2025 (Note 5).

In February 2026, we sold a property located in Raleigh, North Carolina, for gross proceeds of $8.7 million (Note 6).

Special Cash Distribution

In January 2026, our Board of Trustees declared a special cash distribution of $6.75 per share, totaling approximately $100.0 million. The distribution was paid on February 17, 2026 to shareholders of record as of January 30, 2026.

Net Lease Office Properties 2025 10-K – 73

NET LEASE OFFICE PROPERTIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2025, 2024, and 2023
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2025
Valuation reserve for deferred tax assets	$7,566	$3,580	$(2,669)	$8,477

Year Ended December 31, 2024
Valuation reserve for deferred tax assets	$9,809	$4,942	$(7,185)	$7,566

Year Ended December 31, 2023
Valuation reserve for deferred tax assets	$7,129	$3,431	$(751)	$9,809

Net Lease Office Properties 2025 10-K – 74

NET LEASE OFFICE PROPERTIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements (Office Property Locations)
King of Prussia, PA	$—	$1,219	$6,283	$1,295	$—	$1,219	$7,578	$8,797	$5,218	1968	Jan. 1998	40 yrs.
Rio Rancho, NM	—	1,190	9,353	5,866	(238)	2,287	13,884	16,171	9,146	1999	Jul. 1998	40 yrs.
Yardley, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	7,680	2002	Sep. 2012	30 yrs.
San Marcos, TX	—	440	688	—	—	440	688	1,128	288	2000	Sep. 2012	31 yrs.
Playa Vista, CA	—	3,857	35,800	—	—	3,857	35,800	39,657	14,898	1999	Sep. 2012	40 yrs.
Odessa, TX	—	196	1,864	—	—	196	1,864	2,060	150	2000	Sep. 2012	29 yrs.
San Marcos, TX	—	656	6,723	—	—	656	6,723	7,379	540	1996	Sep. 2012	29 yrs.
Corpus Christi, TX	—	764	1,823	—	—	764	1,823	2,587	146	2000	Sep. 2012	29 yrs.
Waco, TX	—	473	2,058	—	—	473	2,058	2,531	165	1969	Sep. 2012	29 yrs.
Quincy, MA	—	2,316	21,537	127	(11,064)	814	12,102	12,916	7,132	1989	Jun. 2013	40 yrs.
Houston, TX	—	2,136	2,344	—	(1,143)	1,544	1,793	3,337	501	1982	Oct. 2018	40 yrs.
Eagan, MN	—	1,470	—	—	(951)	519	—	519	—	2005	Oct. 2018	N/A
Eagan, MN	—	4,312	32,878	—	(19,216)	1,524	16,450	17,974	5,451	1969	Oct. 2018	40 yrs.
Warrenville, IL	—	3,662	23,711	—	(13,091)	1,621	12,661	14,282	4,406	2002	Oct. 2018	40 yrs.
San Antonio, TX	—	3,094	16,624	—	—	3,094	16,624	19,718	3,211	2002	Oct. 2018	40 yrs.
Norcross, GA	—	1,795	2,676	—	—	1,795	2,676	4,471	229	1999	Aug. 2022	40 yrs.
Farmington Hills, MI	—	2,195	5,213	1,062	—	2,195	6,275	8,470	446	2001	Aug. 2022	40 yrs.
Coralville, IA	—	2,222	35,695	—	—	2,222	35,695	37,917	3,051	2015	Aug. 2022	40 yrs.
	$—	$33,723	$218,051	$12,728	$(45,703)	$26,946	$191,853	$218,799	$62,658
__________
(a)Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to impairment charges.
(c)Excludes (i) gross lease intangible assets of $55.9 million and the related accumulated amortization of $40.3 million, (ii) gross lease intangible liabilities of $4.5 million and the related accumulated amortization of $2.5 million, (iii) net investments in sales-type leases of $41.9 million, and (iv) assets held for sale of $96.3 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

Net Lease Office Properties 2025 10-K – 75

NET LEASE OFFICE PROPERTIES
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$729,898	$1,203,991	$1,287,547
Dispositions	(276,655)	(371,638)	(35,287)
Impairment charges	(134,783)	(73,301)	(57,607)
Reclassification to assets held for sale	(99,312)	(31,066)	—
Reclassification to sales-type lease	(35,411)	—	(17,861)
Reclassification from assets held for sale	25,914	—	—
Capital improvements	4,279	8,372	13,398
Foreign currency translation adjustment	3,616	(6,460)	(757)
Reclassification from real estate under construction	1,253	—	—
Reclassification from direct financing leases	—	—	14,558
Ending balance	$218,799	$729,898	$1,203,991

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$152,067	$213,034	$190,516
Dispositions	(62,087)	(82,339)	(4,782)
Reclassification to assets held for sale	(38,971)	(1,769)	—
Depreciation expense	14,991	23,687	31,237
Reclassification to sales-type lease	(3,626)	—	(4,163)
Foreign currency translation adjustment	284	(546)	226
Ending balance	$62,658	$152,067	$213,034

At December 31, 2025, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $641.9 million.

Net Lease Office Properties 2025 10-K – 76

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2025 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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

Net Lease Office Properties 2025 10-K – 77

Item 9B. Other Information.

During the three months ended December 31, 2025, no trustee or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Net Lease Office Properties 2025 10-K – 78

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive and Trustee Compensation.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Net Lease Office Properties 2025 10-K – 79

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1*	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
2.2*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
3.1	Amended and Restated Declaration of Trust of Net Lease Office Properties	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
3.2	Amended and Restated Bylaws of Net Lease Office Properties	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
4.1	Description of Securities Registered under Section 12 of the Exchange Act	Filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed March 5, 2024 and incorporated herein by reference
10.1*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 7, 2023 and incorporated herein by reference
10.2*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.3†	Net Lease Office Properties and NLO OP LLC 2023 Incentive Award Plan	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.4†	Form of Net Lease Office Properties and NLO OP LLC Restricted Stock Unit Award Agreement	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
10.5	Form of Indemnification Agreement entered into between Net Lease Office Properties and each of its trustees and executive officers	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2023 and incorporated herein by reference
19.1	Net Lease Office Properties Insider Trading Compliance Policy and Procedures	Filed herewith
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

Net Lease Office Properties 2025 10-K – 80

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	Clawback Policy	Filed as Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed March 6, 2024 and incorporated herein by reference
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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

Net Lease Office Properties 2025 10-K – 81

Item 16. Form 10-K Summary.

None.

Net Lease Office Properties 2025 10-K – 82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	February 25, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer and Chair of the Board	February 25, 2026
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 25, 2026
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	February 25, 2026
Brian Zander	(Principal Accounting Officer)

/s/ Axel K.A. Hansing	Trustee	February 25, 2026
Axel K.A. Hansing

/s/ Jean Hoysradt	Trustee	February 25, 2026
Jean Hoysradt

/s/ John J. Park	Trustee	February 25, 2026
John J. Park

/s/ Richard J. Pinola	Trustee	February 25, 2026
Richard J. Pinola

Net Lease Office Properties 2025 10-K – 83