Form 10-Q
period 2026-03-31
Net Lease Office Properties
filed 2026-05-07
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,814,075 common shares of beneficial interest, $0.001 par value, outstanding at May 1, 2026.

Net Lease Office Properties 3/31/2026 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation and tariffs on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026 (the “2025 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

Net Lease Office Properties 3/31/2026 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate:
Land, buildings and improvements	$226,533	$218,799
Net investments in finance leases	—	41,878
In-place lease intangible assets and other	41,519	45,160
Above-market rent intangible assets	7,314	10,760
Investments in real estate	275,366	316,597
Accumulated depreciation and amortization	(97,425)	(102,926)
Assets held for sale, net	—	96,269
Net investments in real estate	177,941	309,940
Cash and cash equivalents	70,609	119,621
Other assets, net	9,432	23,810
Total assets (a)	$257,982	$453,371
Liabilities and Equity
Non-recourse mortgage	$21,900	$21,900
Accounts payable, accrued expenses and other liabilities	11,157	56,104
Below-market rent intangible liabilities, net	2,055	1,990
Dividends payable	48,886	75,552
Total liabilities (a)	83,998	155,546
Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 shares issued and outstanding	15	15
Additional paid-in capital	855,813	855,813
Distributions in excess of accumulated earnings	(685,801)	(561,917)
Total shareholders’ equity	170,027	293,911
Noncontrolling interests	3,957	3,914
Total equity	173,984	297,825
Total liabilities and equity	$257,982	$453,371
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2026 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Lease revenues	$7,341	$27,392
Income from finance leases	637	—
Other lease-related income	1,047	1,821
	9,025	29,213
Operating Expenses
Depreciation and amortization	2,280	9,725
General and administrative	1,933	1,807
Property expenses, excluding reimbursable tenant costs	703	2,455
Reimbursable tenant costs	595	6,140
Asset management fees	481	1,260
Impairment charges — real estate	—	920
	5,992	22,307
Other Income and Expenses
Gain (loss) on sale of real estate, net	32,620	(1,008)
Other gains and (losses)	(10,209)	443
Interest expense	(386)	(5,746)
	22,025	(6,311)
Income before income taxes	25,058	595
Provision for income taxes	(17)	(82)
Net Income	25,041	513
Net income attributable to noncontrolling interests	(43)	(21)
Net Income Attributable to NLOP	$24,998	$492

Basic and Diluted Earnings Per Share	$1.69	$0.03
Weighted-Average Shares Outstanding
Basic and Diluted	14,814,075	14,814,075

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2026 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$25,041	$513
Other Comprehensive Income
Foreign currency translation adjustments	—	403
	—	403
Comprehensive Income	25,041	916

Amounts Attributable to Noncontrolling Interests
Net income	(43)	(21)
Comprehensive income attributable to noncontrolling interests	(43)	(21)
Comprehensive Income Attributable to NLOP	$24,998	$895

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2026 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2026	14,814,075	$15	$855,813	$(561,917)	$293,911	$3,914	$297,825
Net income				24,998	24,998	43	25,041
Distributions declared ($10.05 per share)				(148,882)	(148,882)		(148,882)
Balance at March 31, 2026	14,814,075	$15	$855,813	$(685,801)	$170,027	$3,957	$173,984

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2025	14,814,075	$15	$855,813	$(234,443)	$(40,157)	$581,228	$4,175	$585,403
Net income				492		492	21	513
Distributions to noncontrolling interest						—	(90)	(90)
Other comprehensive income:
Foreign currency translation adjustments					403	403		403
Balance at March 31, 2025	14,814,075	$15	$855,813	$(233,951)	$(39,754)	$582,123	$4,106	$586,229

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 3/31/2026 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows — Operating Activities
Net income	$25,041	$513
Adjustments to net income:
(Gain) loss on sale of real estate, net	(32,620)	1,008
Allowance for credit losses	11,035	—
Depreciation and amortization, including intangible assets and deferred financing costs	2,318	10,760
Amortization of rent-related intangibles and deferred rental revenue	332	(609)
Straight-line rent adjustments	163	513
Net realized and unrealized (gains) losses on extinguishment of debt, foreign currency exchange rate movements, and other	(2)	989
Impairment charges — real estate	—	920
Proceeds from sales of net investments in sales-type leases	8,017	—
Net changes in other operating assets and liabilities	(6,156)	28
Net Cash Provided by Operating Activities	8,128	14,122
Cash Flows — Investing Activities
Proceeds from sales of real estate	119,480	9,224
Funding for capital expenditures on real estate	(655)	(1,795)
Value added taxes received in connection with sale of real estate	—	1,227
Net Cash Provided by Investing Activities	118,825	8,656
Cash Flows — Financing Activities
Distributions paid	(175,548)	—
Other financing activities, net	(3)	(7)
Payments of mortgage principal and other debt instruments	—	(25,672)
Distributions to noncontrolling interest	—	(90)
Net Cash Used in Financing Activities	(175,551)	(25,769)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12)	315
Net decrease in cash and cash equivalents and restricted cash	(48,610)	(2,676)
Cash and cash equivalents and restricted cash, beginning of period	122,632	68,426
Cash and cash equivalents and restricted cash, end of period	$74,022	$65,750

See Notes to Consolidated Financial Statements.
Net Lease Office Properties 3/31/2026 10-Q – 7

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

As of March 31, 2026, NLOP’s portfolio comprised full or partial ownership interests in 18 properties, net leased to 11 corporate tenants, totaling approximately 1.9 million leasable square feet, with a weighted-average lease term of 2.9 years.

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

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 4) or Income from finance leases (Note 5) in accordance with Accounting Standards Codification (“ASC”) 842, Leases.

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

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, which are included in the 2025 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

Net Lease Office Properties 3/31/2026 10-Q – 8

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2025 Annual Report.

At both March 31, 2026 and December 31, 2025, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(9,511)	(8,863)
Total assets	45,187	44,708

Total liabilities	$382	$382

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$70,609	$119,621
Restricted cash	3,413	3,011
Total cash and cash equivalents and restricted cash	$74,022	$122,632

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. Diluted earnings per share reflects potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive. For the three months ended March 31, 2026 and 2025, there were no potentially dilutive securities. Therefore, basic earnings per share equals diluted earnings per share for the three months ended March 31, 2026 and 2025.

Reclassifications

In the first quarter of 2026, we reclassified restricted cash to be included within Other assets, net on our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

Net Lease Office Properties 3/31/2026 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Translation and Transaction Gains and Losses

During the year ended December 31, 2025, we exited all investments denominated in euros and Norwegian krone, and as a result, we did not own any international real estate investments as of March 31, 2026 and December 31, 2025. Prior to our exit from international investments, we performed the translation from foreign currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurred. We reported the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses were fully reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Loss on sale of real estate, net, in the consolidated statements of income) when we exited from all investments in the related currency (Note 10, Note 12).

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 requires all public business entities to provide additional disclosure of the nature of expenses included in the consolidated statements of income. ASU 2024-03 is effective for public business entities (including emerging growth companies, since there is not a different transition date for private companies) for annual periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, our Advisor provides us with strategic management services, including asset management, property disposition support, and various related services. We pay our Advisor an asset management fee that was initially set at an annual amount of $7.5 million and is being proportionately reduced following the disposition of each portfolio property. In addition, we reimburse our Advisor a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters. In May 2026, our Board of Trustees approved a reduction in the base administrative reimbursement to our Advisor from $4.0 million annually to $2.0 million annually, effective July 1, 2026 (Note 13).

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Three Months Ended March 31,
	2026	2025
Administrative reimbursements (a)	$1,000	$1,000
Asset management fees (b)	481	1,260
	$1,481	$2,260
__________
(a)Included within General and administrative expenses in the consolidated statements of income.
(b)Included within Asset management fees in the consolidated statements of income.
Net Lease Office Properties 3/31/2026 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$334	$376
Asset management fees payable	128	294
	$462	$670

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

During the year ended December 31, 2025, we paid property insurance premiums totaling $3.2 million, of which $0.7 million was paid to our Advisor, covering the annual period commencing May 1, 2025. We amortize the insurance premiums over the policy period, which is reflected in Reimbursable tenant costs and Property expenses, excluding reimbursable tenant costs in our consolidated statements of income.

Other

At March 31, 2026, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Land	$26,772	$26,946
Buildings and improvements	199,761	191,853
Less: Accumulated depreciation	(63,529)	(62,658)
	$163,004	$156,141

During the three months ended March 31, 2026, we reclassified a property classified as a net investment in sales-type lease within Net investments in finance leases to Land, buildings and improvements since an agreement to sell the property to its tenant was terminated. As a result, the carrying value of our Land, buildings and improvements increased by $16.2 million from December 31, 2025 to March 31, 2026 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $1.3 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively.

Dispositions of Properties

During the three months ended March 31, 2026, we disposed of one property, which was classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $8.2 million from December 31, 2025 to March 31, 2026 (Note 12).
Net Lease Office Properties 3/31/2026 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease income — fixed	$6,353	$20,507
Lease income — variable (a)	988	6,885
Total operating lease income	$7,341	$27,392
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Other Lease-Related Income

Other lease-related income on our consolidated statements of income included lease termination income of $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

In addition, other lease-related income on our consolidated statements of income included income from a parking garage attached to one of our net-leased properties totaling $0.5 million for the three months ended March 31, 2025. We sold this property in January 2026.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2026	December 31, 2025
Land, buildings and improvements	$—	$101,416
In-place lease intangible assets and other	—	80,067
Above-market rent intangible assets	—	13,323
Accumulated depreciation and amortization	—	(98,537)
Assets held for sale, net	$—	$96,269

As of December 31, 2025, we had four properties classified as held for sale. These properties were sold during the three months ended March 31, 2026 (Note 12).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. Operating leases are not included in finance receivables.

Net Investments in Sales-Type Leases

In October 2025, we reclassified a net-lease property located in Dallas, Texas, to net investments in sales-type leases totaling $33.1 million on our consolidated balance sheets as of December 31, 2025 (based on the estimated purchase price, less allowance for credit losses of $4.8 million) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant occupying the property, resulting in a lease modification. During the first quarter of 2026, the tenant indicated that it would terminate the purchase agreement (as a result of unresolved maintenance work) and vacate the property upon lease expiration on June 30, 2026, which represented a termination of a sales-type lease. As a result, we recorded an allowance for credit losses of $11.0 million on the property during the three months ended March 31, 2026 (which was included in Other gains and (losses) on our consolidated statements of income), to reclassify the asset to the lower of its carrying value and
Net Lease Office Properties 3/31/2026 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
estimated fair value, which was $16.6 million, in accordance with ASC 326, Financial Instruments – Credit Losses. This allowance for credit losses was net of certain accruals and a non-refundable deposit that the tenant surrendered in connection with the termination of the purchase agreement, totaling $5.5 million, which were included in Accounts payable, accrued expenses and other liabilities as of December 31, 2025. In connection with this transaction, we reclassified the following amounts from Net investments in finance leases: (i) $16.2 million to Land, buildings and improvements, (ii) $0.5 million to In-place lease intangible assets and other, and (iii) $0.1 million to Below-market rent intangible liabilities, net.

In December 2025, we reclassified a net-lease property located in Raleigh, North Carolina, to net investments in sales-type leases totaling $8.7 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant occupying the property, resulting in a lease modification. During the three months ended March 31, 2026, we completed the sale of this property. As a result, the carrying value of Net investments in finance leases decreased by $8.7 million from December 31, 2025 to March 31, 2026.

Earnings from our net investments in sales-type leases are included in Income from finance leases in the consolidated financial statements, and totaled $0.6 million for the three months ended March 31, 2026. Prior to these reclassifications to net investments in sales-type leases, earnings from these investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Lease payments receivable (a)	$—	$47,726
	—	47,726
Less: unearned income	—	(1,033)
Less: allowance for credit losses (b)	—	(4,815)
	$—	$41,878
__________
(a)Includes estimated purchase price and total rents owed.
(b)As of December 31, 2025, we recorded an allowance for credit loss on a net investment in sales-type lease, reflecting the possibility that the sale was not completed due to unresolved maintenance work at the property. During the three months ended March 31, 2026, the tenant at the property indicated that it would terminate the purchase agreement (as a result of unresolved maintenance work), and the property was reclassified as a net-lease property, as described above.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
1	—	1	$—	$37,950
2	—	—	—	—
3	—	1	—	8,743
4	—	—	—	—
5	—	—	—	—
			$—	$46,693

Net Lease Office Properties 3/31/2026 10-Q – 13

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

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$41,519	$(29,750)	$11,769	$45,160	$(33,060)	$12,100
Above-market rent	7,314	(4,146)	3,168	10,760	(7,208)	3,552
Total intangible assets	$48,833	$(33,896)	$14,937	$55,920	$(40,268)	$15,652

Finite-Lived Intangible Liabilities
Below-market rent	$(4,612)	$2,557	$(2,055)	$(4,495)	$2,505	$(1,990)
Total intangible liabilities	$(4,612)	$2,557	$(2,055)	$(4,495)	$2,505	$(1,990)

See Note 5 for a description of intangible assets and liabilities reclassified from net investments in sales-type leases during the three months ended March 31, 2026. Net amortization of intangibles, including the effect of foreign currency translation, was $1.2 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

Note 7. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments, and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgage (a)	3	$21,900	$16,624	$21,900	$21,900
__________
Net Lease Office Properties 3/31/2026 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
(a)We determined the estimated fair value of our non-recourse mortgage loan using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity. As of March 31, 2026, we determined that the estimated fair value of the mortgage loan was equal to the fair value of the property encumbered by the loan (Note 5).

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2026 and December 31, 2025.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2025 Annual Report.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (classified as Level 3) (in thousands):

	Three Months Ended March 31,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$—	$—	$16,170	$920
		$—		$920

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2026 and 2025, were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2026 — During the three months ended March 31, 2026, we did not incur any impairment charges.

2025 — During the three months ended March 31, 2025, we recognized an impairment charge of $0.9 million on one property, in order to reduce its carrying value to its estimated fair value, less costs to sell, which approximated its estimated selling price. This property was sold in May 2025.

Note 8. Debt

Debt Facility

In April 2025, we fully repaid a mezzanine loan facility with an original principal balance of $120.0 million (the “NLOP Mezzanine Loan”), which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves.

Non-Recourse Mortgage

At both March 31, 2026 and December 31, 2025, our non-recourse mortgage is a mortgage note payable (which is collateralized by the assignment of a real estate property), with a fixed interest rate of 7.0% and maturity date of July 2026.

Net Lease Office Properties 3/31/2026 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Mortgage Debt Principal Payments

Scheduled mortgage debt principal payments as of March 31, 2026 are as follows (in thousands):

Years Ending December 31,	Total
2026 (remainder)	$21,900
2027	—
2028	—
2029	—
2030	—
Total	$21,900

Note 9. Commitments and Contingencies

At March 31, 2026, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 10. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2025 Annual Report. There were no stock-based compensation awards outstanding as of March 31, 2026 and December 31, 2025.

Equity

Special Cash Distributions

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

In March 2026, our Board of Trustees declared a special cash distribution of $3.30 per share, totaling approximately $49.0 million. The distribution was paid on April 14, 2026 to shareholders of record as of March 30, 2026.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income — basic and diluted	$24,998	$492

Weighted-average shares outstanding – basic and diluted	14,814,075	14,814,075

For the three months ended March 31, 2026 and 2025, there were no potentially dilutive securities. Therefore, basic earnings per share equals diluted earnings per share for the three months ended March 31, 2026 and 2025.

Net Lease Office Properties 3/31/2026 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

We did not have Accumulated other comprehensive loss as of as of March 31, 2026 or December 31, 2025. The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

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

Note 11. Income Taxes

We elected to be taxed as a REIT under Section 856 through 860 of the Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business in the United States, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and local jurisdictions. We have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2026 and 2025.

Current income tax expense was less than $0.1 million for both the three months ended March 31, 2026 and 2025.

No deferred income tax benefit was recorded for both the three months ended March 31, 2026 and 2025.

Note 12. Property Dispositions

Our property dispositions are also discussed in Note 4 and Note 5.

2026 — During the three months ended March 31, 2026, we sold six properties, for total proceeds, net of selling costs, of $127.5 million, and recognized net gains on these sales totaling $32.6 million. These proceeds exclude a $20.0 million deposit received during the fourth of quarter of 2025 related to a disposition in January 2026.

2025 — During the three months ended March 31, 2025, we sold two properties, for total proceeds, net of selling costs, of $9.2 million, and recognized a net loss on these sales totaling $1.0 million.

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

Net Lease Office Properties 3/31/2026 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Note 13. Subsequent Events

Administrative Reimbursement Reduction

In May 2026, our Board of Trustees approved a reduction in the base administrative reimbursement to our Advisor from $4.0 million annually to $2.0 million annually, effective July 1, 2026 (Note 3).

Net Lease Office Properties 3/31/2026 10-Q – 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2025 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2025 Annual Report for a description of our business.

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

Financial Highlights

During the three months ended March 31, 2026 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the three months ended March 31, 2026, we sold six properties for total proceeds, net of selling costs, of $127.5 million (Note 12). These proceeds exclude a $20.0 million deposit received during the fourth of quarter of 2025 related to the disposition of a property in January 2026 located in Houston, Texas, and leased to KBR, our largest tenant by ABR as of December 31, 2025.

Net Lease Office Properties 3/31/2026 10-Q – 19

Special Cash Distributions

•In January 2026, our Board of Trustees declared a special cash distribution of $6.75 per share, totaling approximately $100.0 million. The distribution was paid on February 17, 2026 to shareholders of record as of January 30, 2026 (Note 10).
•In March 2026, our Board of Trustees declared a special cash distribution of $3.30 per share, totaling approximately $49.0 million. The distribution was paid on April 14, 2026 to shareholders of record as of March 30, 2026 (Note 10).
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

Summary Results

(in thousands)

	Three Months Ended March 31,
	2026	2025
Total revenues	$9,025	$29,213

Net income attributable to NLOP	24,998	492

Dividends declared	148,882	—

Net cash provided by operating activities (a)	8,128	14,122
Net cash provided by investing activities	118,825	8,656
Net cash used in financing activities	(175,551)	(25,769)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	(5,394)	12,093
Adjusted funds from operations attributable to NLOP (AFFO)	6,124	14,965
__________
(a)Amount for the three months ended March 31, 2026 includes $8.0 million of proceeds from the sale of a net investment in sales-type lease (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Since January 1, 2025, we have disposed of 21 properties for total proceeds, net of selling costs, of $339.8 million, which has resulted in significant declines in our revenues, expenses, net cash provided by operating activities, FFO, and AFFO.

Revenues

Total revenues decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the impact of disposition activity.

Net Income Attributable to NLOP

Net income attributable to NLOP increased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to higher gain on sale of real estate and lower interest expense, partially offset by the impact of disposition activity and a non-cash allowance for credit loss recorded on a net investment in a sales-type lease during the current year period (Note 5).

Net Lease Office Properties 3/31/2026 10-Q – 20

FFO

FFO decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the impact of disposition activity and a non-cash allowance for credit loss recorded on a net investment in a sales-type lease during the current year period (Note 5), partially offset by lower interest expense.

AFFO

AFFO decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the impact of disposition activity, partially offset by lower interest expense.

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	March 31, 2026	December 31, 2025
ABR (in thousands)	$25,763	$54,122
Number of properties	18	24
Number of tenants	11	26
Occupancy	73.1%	79.0%
Weighted-average lease term (in years)	2.9	3.9
Leasable square footage (in thousands) (a)	1,875	3,375
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property as of December 31, 2025. This property was sold in January 2026 (Note 12).

Portfolio

The tables below represent information about our portfolio at March 31, 2026 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Tenant List
(dollars in thousands)

Tenant	State/Country	ABR	ABR Percent	Square Footage	Number of Properties	Weighted-Average Lease Term (Years)
Iowa Board of Regents	Iowa	$4,056	15.7%	191,700	1	4.6
Omnicom	California	3,961	15.4%	120,000	1	2.5
RRD	Illinois	3,461	13.4%	167,215	1	1.5
Intuit	Texas	2,577	10.0%	166,033	1	0.2
Grande Communications	Texas	2,407	9.4%	134,009	5	2.4
Cenlar FSB	Pennsylvania	2,158	8.4%	105,584	1	2.3
iHeart Communications	Texas	2,091	8.1%	120,147	1	8.8
Arbella Insurance	Massachusetts	1,850	7.2%	132,160	1	1.2
Safelite	New Mexico	1,555	6.0%	94,649	1	3.2
Arcfield (a)	Pennsylvania	1,000	3.9%	88,578	1	0.0
APCO	Georgia	647	2.5%	50,600	1	4.9
Total		$25,763	100.0%	1,370,675	15	2.9
__________
(a)This property is vacant as of the date of this Report.
Net Lease Office Properties 3/31/2026 10-Q – 21

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2026	2	2	$3,577	13.9%	254,611	13.6%
2027	2	2	5,311	20.6%	299,375	16.0%
2028	4	3	8,527	33.1%	359,593	19.2%
2029	1	1	1,555	6.0%	94,649	5.0%
2030	1	1	4,056	15.8%	191,700	10.2%
2031	1	1	646	2.5%	50,600	2.7%
2035	1	1	2,091	8.1%	120,147	6.4%
Vacant	—	—	—	—%	504,649	26.9%
Total	12		$25,763	100.0%	1,875,324	100.0%
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

Results of Operations

Revenues

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Revenues
Lease revenues	$7,341	$27,392	$(20,051)
Income from finance leases	637	—	637
Other lease-related income	1,047	1,821	(774)
	$9,025	$29,213	$(20,188)

Lease Revenues

For the three months ended March 31, 2026 as compared to the same period in 2025, lease revenues decreased by $20.1 million, primarily due to disposition activity.

Net Lease Office Properties 3/31/2026 10-Q – 22

Income from Finance Leases

For the three months ended March 31, 2026 as compared to the same period in 2025, income from direct finance leases increased by $0.6 million, primarily due to the reclassification of two net-lease assets to net investments in sales-type leases during the fourth quarter of 2025. During the first quarter of 2026, one of these assets was sold and one was reclassified as a net-lease property (Note 5).

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Operating Expenses
Depreciation and amortization	$2,280	$9,725	$(7,445)
General and administrative	1,933	1,807	126
Property expenses, excluding reimbursable tenant costs	703	2,455	(1,752)
Reimbursable tenant costs	595	6,140	(5,545)
Asset management fees	481	1,260	(779)
Impairment charges — real estate	—	920	(920)
	$5,992	$22,307	$(16,315)

Depreciation and Amortization

For the three months ended March 31, 2026 as compared to the same period in 2025, depreciation and amortization expense decreased by $7.4 million, primarily due to the impact of disposition activity.

General and Administrative

In May 2026, our Board of Trustees approved a reduction in the base administrative reimbursement to our Advisor from $4.0 million annually to $2.0 million annually, effective July 1, 2026 (Note 13). Such reimbursements are included in general and administrative expenses.

For the three months ended March 31, 2026 as compared to the same period in 2025, general and administrative expenses increased by $0.1 million, primarily due to the timing of certain investor relations expenses.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2026 as compared to the same period in 2025, property expenses, excluding reimbursable tenant costs, decreased by $1.8 million, primarily due to the impact of disposition activity.

Reimbursable Tenant Costs

For the three months ended March 31, 2026 as compared to the same period in 2025, reimbursable tenant costs decreased by $5.5 million, primarily due to the impact of disposition activity.

Asset Management Fees

Asset management fees paid to our Advisor are calculated based on the ABR of properties in our portfolio and are being proportionately reduced following the disposition of each portfolio property (Note 3).

For the three months ended March 31, 2026 as compared to the same period in 2025, asset management fees decreased by $0.8 million, due to the impact of disposition activity.

Net Lease Office Properties 3/31/2026 10-Q – 23

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 7.

Other Income and Expenses, and Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Other Income and Expenses, and Provision for Income Taxes
Gain (loss) on sale of real estate, net	$32,620	$(1,008)	$33,628
Other gains and (losses)	(10,209)	443	(10,652)
Interest expense	(386)	(5,746)	5,360
Provision for income taxes	(17)	(82)	65
	$22,008	$(6,393)	$28,401

Gain (Loss) on Sale of Real Estate, Net

Gain (loss) gain on sale of real estate, net, consists of gain or loss on the sale of properties that were disposed of during the reporting period, as more fully described in Note 4, Note 5, and Note 12.

Other Gains and (Losses)

For the three months ended March 31, 2026, other gains and (losses) of $10.2 million primarily comprised (i) a non-cash allowance for credit loss on a sales-type lease of $(11.0) million (Note 5) and (ii) interest income on our cash deposits of $0.8 million.

For the three months ended March 31, 2025, other gains and (losses) of $0.4 million primarily comprised interest income on our cash deposits.

Interest Expense

Interest expense comprises interest on our non-recourse mortgages and our NLOP Mezzanine Loan. Our NLOP Mezzanine Loan was fully repaid in April 2025 (Note 8).

For the three months ended March 31, 2026 as compared to the same period in 2025, interest expense decreased by $5.4 million, primarily due to repayments of our debt since January 1, 2025 (Note 8).

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

	Three Months Ended March 31,		Change
	2026	2025
Net cash provided by operating activities	$8,128	$14,122	$(5,994)
Net cash provided by investing activities	118,825	8,656	110,169
Net cash used in financing activities	(175,551)	(25,769)	(149,782)

Net Lease Office Properties 3/31/2026 10-Q – 24

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $6.0 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the impact of disposition activity, partially offset by $8.0 million of proceeds received from the sale of a net investment in sales-type lease during the current year period.

Net Cash Provided by Investing Activities — Net cash provided by investing activities increased by $110.2 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher proceeds from dispositions during the current year period.

Net Cash Used in Financing Activities — Net cash used in financing activities increased by $149.8 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to $175.5 million of distributions paid during the current year period, partially offset by lower debt payments (following the full repayment of the NLOP Mezzanine Loan during 2025 (Note 8)).

Summary of Financing

The table below summarizes our non-recourse mortgage (dollars in thousands):

	March 31, 2026	December 31, 2025
Carrying Value
Fixed rate:
Non-recourse mortgage	$21,900	$21,900
	$21,900	$21,900
Percent of Total Debt
Fixed rate	100%	100%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate / Total debt	7.0%	7.0%

Cash Resources

At March 31, 2026, our cash resources consisted of the following:

•cash and cash equivalents totaling $70.6 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $161.2 million at March 31, 2026, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Cash Requirements and Liquidity

As of March 31, 2026, scheduled debt principal payments total $21.9 million during the remainder of 2026 (Note 8).

During the next 12 months following March 31, 2026 and thereafter, we expect that our significant cash requirements will include:

•making scheduled principal and balloon payments on our non-recourse mortgage debt obligation totaling $21.9 million, which are due during the next 12 months;
•making scheduled interest payments on our non-recourse mortgage obligation totaling $0.5 million, which are due during the next 12 months; and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations and cash received from dispositions of properties.

Our liquidity could be adversely affected by refinancing debt at higher interest rates or an unanticipated disruption to our operating cash flow, which could include interrupted rent collections or greater-than-anticipated operating expenses.

Net Lease Office Properties 3/31/2026 10-Q – 25

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

Net Lease Office Properties 3/31/2026 10-Q – 26

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to NLOP	$24,998	$492
Adjustments:
(Gain) loss on sale of real estate, net	(32,620)	1,008
Depreciation and amortization of real property	2,280	9,725
Impairment charges — real estate	—	920
Proportionate share of adjustments for noncontrolling interests (a)	(52)	(52)
Total adjustments	(30,392)	11,601
FFO (as defined by NAREIT) attributable to NLOP	(5,394)	12,093
Adjustments:
Other (gains) and losses (b)	10,998	(47)
Above and below-market rent intangible lease amortization, net	332	250
Straight-line and other leasing and financing adjustments	163	514
Other amortization and non-cash items	38	108
Amortization of deferred financing costs	—	2,060
Proportionate share of adjustments for noncontrolling interests (a)	(13)	(13)
Total adjustments	11,518	2,872
AFFO attributable to NLOP	$6,124	$14,965

Summary
FFO (as defined by NAREIT) attributable to NLOP	$(5,394)	$12,093
AFFO attributable to NLOP	$6,124	$14,965
__________
(a)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(b)Amount for the three months ended March 31, 2026 includes a non-cash allowance for credit loss recorded on a net investment in a sales-type lease of $11.0 million (Note 5). These amounts also include gains and losses on extinguishment of debt and foreign currency transactions.

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

Net Lease Office Properties 3/31/2026 10-Q – 27

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

We have borrowed funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2026, fixed-rate debt comprises 100% of our debt. We have entered into, and may continue to enter into, interest rate cap agreements with counterparties related to variable-rate debt.

Our debt obligations are more fully described in Note 8 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon the expected maturity date of our debt obligation outstanding at March 31, 2026 (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Total	Fair Value
Fixed-rate debt	$21,900	$—	$—	$—	$—	$21,900	$16,624

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

For the three months ended March 31, 2026, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•12% related to our tenant KBR (property sold in January 2026), 11% related to our tenant ICF (property sold in February 2026), 11% related to our tenant Omnicom, and 11% related to our tenant Iowa Board of Regents; and
•100% related to domestic operations; which included concentrations of 32%, 12%, 11%, and 11% in Texas, California, Iowa, and Virginia, respectively.
Net Lease Office Properties 3/31/2026 10-Q – 28

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 3/31/2026 10-Q – 29

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

Net Lease Office Properties 3/31/2026 10-Q – 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	May 7, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 3/31/2026 10-Q – 31