Form 10-Q
period 2026-09-30
Net Lease Office Properties
filed 2026-11-04
CIK 1952976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 14,814,075 common shares of beneficial interest, $0.001 par value, outstanding at October 30, 2026.

Net Lease Office Properties 9/30/2026 10-Q – 1

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

Net Lease Office Properties 9/30/2026 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LEASE OFFICE PROPERTIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate:
Land, buildings and improvements	$175,836	$218,799
Net investments in finance leases	—	41,878
In-place lease intangible assets and other	35,839	45,160
Above-market rent intangible assets	7,314	10,760
Investments in real estate	218,989	316,597
Accumulated depreciation and amortization	(85,206)	(102,926)
Assets held for sale, net	5,717	96,269
Net investments in real estate	139,500	309,940
Cash and cash equivalents	30,635	119,621
Other assets, net	10,538	23,810
Total assets (a)	$180,673	$453,371
Liabilities and Equity
Non-recourse mortgage	$—	$21,900
Accounts payable, accrued expenses and other liabilities	12,774	56,104
Below-market rent intangible liabilities, net	889	1,990
Dividends payable	—	75,552
Total liabilities (a)	13,663	155,546
Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 14,814,075 shares issued and outstanding	15	15
Additional paid-in capital	855,813	855,813
Distributions in excess of accumulated earnings	(692,644)	(561,917)
Total shareholders’ equity	163,184	293,911
Noncontrolling interests	3,826	3,914
Total equity	167,010	297,825
Total liabilities and equity	$180,673	$453,371
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 9/30/2026 10-Q – 3

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Lease revenues	$5,902	$24,099	$19,601	$78,999
Income from finance leases	—	—	637	—
Other lease-related income	—	5,685	1,047	9,172
	5,902	29,784	21,285	88,171
Operating Expenses
Impairment charges — real estate	6,468	50,892	13,561	133,629
Depreciation and amortization	2,049	8,978	7,070	28,390
General and administrative	1,059	1,658	4,884	5,609
Property expenses, excluding reimbursable tenant costs	789	1,933	1,980	6,632
Reimbursable tenant costs	473	4,931	1,275	17,608
Asset management fees	375	1,121	1,250	3,590
	11,213	69,513	30,020	195,458
Other Income and Expenses
Gain (loss) on sale of real estate, net	5,453	(23,693)	38,604	(27,952)
Interest expense	(432)	(1,657)	(1,208)	(11,803)
Other gains and (losses)	(249)	969	(10,269)	2,109
	4,772	(24,381)	27,127	(37,646)
(Loss) income before income taxes	(539)	(64,110)	18,392	(144,933)
Provision for income taxes	(67)	(30)	(107)	(212)
Net (Loss) Income	(606)	(64,140)	18,285	(145,145)
Net income attributable to noncontrolling interests	(43)	(21)	(130)	(64)
Net (Loss) Income Attributable to NLOP	$(649)	$(64,161)	$18,155	$(145,209)

Basic and Diluted (Loss) Earnings Per Share	$(0.04)	$(4.33)	$1.23	$(9.80)
Weighted-Average Shares Outstanding
Basic and Diluted	14,814,075	14,814,075	14,814,075	14,814,075

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 9/30/2026 10-Q – 4

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (Loss) Income	$(606)	$(64,140)	$18,285	$(145,145)
Other Comprehensive Income
Foreign currency translation adjustments	—	40,323	—	40,157
	—	40,323	—	40,157
Comprehensive (Loss) Income	(606)	(23,817)	18,285	(104,988)

Amounts Attributable to Noncontrolling Interests
Net income	(43)	(21)	(130)	(64)
Comprehensive income attributable to noncontrolling interests	(43)	(21)	(130)	(64)
Comprehensive (Loss) Income Attributable to NLOP	$(649)	$(23,838)	$18,155	$(105,052)

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 9/30/2026 10-Q – 5

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at July 1, 2026	14,814,075	$15	$855,813	$(691,995)	$163,833	$3,895	$167,728
Net loss				(649)	(649)	43	(606)
Distributions to noncontrolling interest					—	(112)	(112)
Balance at September 30, 2026	14,814,075	$15	$855,813	$(692,644)	$163,184	$3,826	$167,010

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at July 1, 2025	14,814,075	$15	$855,813	$(315,491)	$(40,323)	$500,014	$4,037	$504,051
Net loss				(64,161)		(64,161)	21	(64,140)
Distributions to noncontrolling interest						—	(90)	(90)
Distributions declared ($3.10 per share)				(45,924)		(45,924)		(45,924)
Other comprehensive income:
Foreign currency translation adjustments					40,323	40,323		40,323
Balance at September 30, 2025	14,814,075	$15	$855,813	$(425,576)	$—	$430,252	$3,968	$434,220

(Continued)

Net Lease Office Properties 9/30/2026 10-Q – 6

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2026	14,814,075	$15	$855,813	$(561,917)	$293,911	$3,914	$297,825
Net income				18,155	18,155	130	18,285
Distributions to noncontrolling interest					—	(218)	(218)
Distributions declared ($10.05 per share)				(148,882)	(148,882)		(148,882)
Balance at September 30, 2026	14,814,075	$15	$855,813	$(692,644)	$163,184	$3,826	$167,010

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	$0.001 Par Value
	Shares	Amount
Balance at January 1, 2025	14,814,075	$15	$855,813	$(234,443)	$(40,157)	$581,228	$4,175	$585,403
Net loss				(145,209)		(145,209)	64	(145,145)
Distributions to noncontrolling interest						—	(271)	(271)
Distributions declared ($3.10 per share)				(45,924)		(45,924)		(45,924)
Other comprehensive income:
Foreign currency translation adjustments					40,157	40,157		40,157
Balance at September 30, 2025	14,814,075	$15	$855,813	$(425,576)	$—	$430,252	$3,968	$434,220

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 9/30/2026 10-Q – 7

NET LEASE OFFICE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows — Operating Activities
Net income (loss)	$18,285	$(145,145)
Adjustments to net income (loss):
(Gain) loss on sale of real estate, net	(38,604)	27,952
Impairment charges — real estate	13,561	133,629
Allowance for credit losses	11,035	—
Depreciation and amortization, including intangible assets and deferred financing costs	7,157	32,157
Amortization of rent-related intangibles and deferred rental revenue	462	(1,220)
Net realized and unrealized losses on extinguishment of debt, foreign currency exchange rate movements, and other	387	1,201
Straight-line rent adjustments	382	1,894
Net changes in other operating assets and liabilities	(10,005)	(8,311)
Proceeds from sales of net investments in sales-type leases	8,017	—
Net Cash Provided by Operating Activities	10,677	42,157
Cash Flows — Investing Activities
Proceeds from sales of real estate	146,408	64,986
Funding for capital expenditures on real estate	(630)	(2,781)
Value added taxes refunded in connection with sale of real estate	—	(5)
Net Cash Provided by Investing Activities	145,778	62,200
Cash Flows — Financing Activities
Distributions paid	(224,434)	(45,924)
Payments of mortgage principal and other debt instruments	(22,292)	(86,195)
Distributions to noncontrolling interest	(218)	(271)
Other financing activities, net	(4)	(7)
Net Cash Used in Financing Activities	(246,948)	(132,397)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8)	745
Net decrease in cash and cash equivalents and restricted cash	(90,501)	(27,295)
Cash and cash equivalents and restricted cash, beginning of period	122,632	68,426
Cash and cash equivalents and restricted cash, end of period	$32,131	$41,131

See Notes to Consolidated Financial Statements.

Net Lease Office Properties 9/30/2026 10-Q – 8

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

As of September 30, 2026, NLOP’s portfolio comprised full or partial ownership interests in 16 properties, net leased to nine corporate tenants, totaling approximately 1.6 million leasable square feet, with a weighted-average lease term of 3.8 years.

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

Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided with the following significant expenses, which are included in our consolidated financial statements and require no additional disaggregation: Property expenses, excluding reimbursable tenant costs, General and administrative expenses, Asset management fees, and Interest expense.

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

Net Lease Office Properties 9/30/2026 10-Q – 9

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

At both September 30, 2026 and December 31, 2025, we considered one entity to be a VIE (given certain decision-making rights each partner has in accordance with the partnership agreement), which we consolidated, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in our consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Land, buildings and improvements	$37,917	$37,917
In-place lease intangible assets and other	9,685	9,685
Above-market rent intangible assets	4,338	4,338
Accumulated depreciation and amortization	(10,807)	(8,863)
Total assets	44,033	44,708

Total liabilities	$382	$382

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$30,635	$119,621
Restricted cash (a)	1,496	3,011
Total cash and cash equivalents and restricted cash	$32,131	$122,632
__________
(a)Amount as of September 30, 2026 comprises funds from a tenant improvement allowance held in escrow by us, owed to a tenant related to a property that we sold (Note 12).

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. Diluted earnings per share reflects potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, there were no potentially dilutive securities. Therefore, basic earnings per share equals diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.

Reclassifications

In the first quarter of 2026, we reclassified restricted cash to be included within Other assets, net on our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

Net Lease Office Properties 9/30/2026 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Translation and Transaction Gains and Losses

During the year ended December 31, 2025, we exited all investments denominated in euros and Norwegian krone, and as a result, we did not own any international real estate investments as of September 30, 2026 and December 31, 2025. Prior to our exit from international investments, we performed the translation from foreign currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurred. We reported the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses were fully reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Loss on sale of real estate, net, in the consolidated statements of operations) when we exited from all investments in the related currency (Note 10, Note 12).

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

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, our Advisor provides us with strategic management services, including asset management, property disposition support, and various related services. We pay our Advisor an asset management fee that was initially set at an annual amount of $7.5 million and is being proportionately reduced following the disposition of each portfolio property. In addition, we initially reimbursed our Advisor a base administrative amount of $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters. In May 2026, a reduction in the base administrative reimbursement to our Advisor was agreed upon and approved by our Board of Trustees; effective July 1, 2026, the reimbursement is $2.0 million annually instead of $4.0 million annually.

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor in accordance with the terms of the NLOP Advisory Agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Administrative reimbursements (a)	$500	$1,000	$2,500	$3,000
Asset management fees (b)	375	1,121	1,250	3,590
	$875	$2,121	$3,750	$6,590
__________
(a)Included within General and administrative expenses in the consolidated statements of operations.
(b)Included within Asset management fees in the consolidated statements of operations.

Net Lease Office Properties 9/30/2026 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts due to affiliates, which are included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$167	$376
Asset management fees payable	116	294
	$283	$670

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

During the nine months ended September 30, 2026, we paid property insurance premiums totaling $0.6 million, of which $0.1 million was paid to our Advisor, covering the annual period commencing May 1, 2026. We amortize the insurance premiums over the policy period, which is reflected in Reimbursable tenant costs and Property expenses, excluding reimbursable tenant costs in our consolidated statements of operations.

Other

At September 30, 2026, we owned an interest in one jointly owned investment in real estate, with the remaining interest held by a third party. We consolidate this investment.

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements

Land and buildings leased to others, which are subject to operating leases, are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Land	$20,281	$26,946
Buildings and improvements	155,555	191,853
Less: Accumulated depreciation	(53,490)	(62,658)
	$122,346	$156,141

During the nine months ended September 30, 2026, we reclassified a property classified as a net investment in sales-type lease within Net investments in finance leases to Land, buildings and improvements since an agreement to sell the property to its tenant was terminated. As a result, the carrying value of our Land, buildings and improvements increased by $16.2 million from December 31, 2025 to September 30, 2026 (Note 5). This property was sold during the third quarter of 2026, as described below under Dispositions of Properties.

During the nine months ended September 30, 2026, we recognized impairment charges totaling $13.6 million on three properties, which reduced the carrying value of (i) Land, buildings and improvements by $12.8 million, (ii) In-place lease intangible assets and other by $1.4 million, and (iii) Below-market rent intangible liabilities, net by $0.6 million (Note 7).

Depreciation expense on our buildings and improvements subject to operating leases was $1.4 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively, and $4.3 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Net Lease Office Properties 9/30/2026 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Dispositions of Properties

During the nine months ended September 30, 2026, we disposed of three properties, which were classified as Land, buildings and improvements. As a result, the carrying value of our Land, buildings and improvements decreased by $27.5 million from December 31, 2025 to September 30, 2026 (Note 12). See the Assets Held for Sale, Net section below for a discussion of additional properties disposed of during the nine months ended September 30, 2026.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income — fixed	$5,090	$18,389	$17,242	$58,948
Lease income — variable (a)	812	5,710	2,359	20,051
Total operating lease income	$5,902	$24,099	$19,601	$78,999
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices in jurisdictions in which we owned properties during 2025 and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Other Lease-Related Income

In September 2026, we entered into a lease termination agreement with a tenant at a property located in Norcross, Georgia, to terminate the lease on August 1, 2027 (the previous lease expiration date was February 28, 2031). In connection with the agreement, the tenant was obligated to pay us a lease termination fee of $1.7 million, which was collected in October 2026 and will be recognized within Other lease-related income in our consolidated statements of operations starting in the fourth quarter of 2026 through the remaining lease term (Note 13).

Other lease-related income on our consolidated statements of operations included lease termination income of $5.0 million for the three months ended September 30, 2025, and $1.0 million and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively.

In addition, other lease-related income on our consolidated statements of operations included income from a parking garage attached to one of our net-leased properties totaling $0.4 million and $1.4 million for the three and nine months ended September 30, 2025, respectively. We sold this property in January 2026. We did not record Other lease-related income for the three months ended September 30, 2026.

Net Lease Office Properties 9/30/2026 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2026	December 31, 2025
Land, buildings and improvements	$12,916	$101,416
In-place lease intangible assets and other	3,784	80,067
Above-market rent intangible assets	—	13,323
Accumulated depreciation and amortization	(10,983)	(98,537)
Assets held for sale, net	$5,717	$96,269

Below-market rent intangible liabilities, net (a)	$383	$—
__________
(a)Included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

As of September 30, 2026, we had one property classified as held for sale, which was sold in October 2026 (Note 13). As of December 31, 2025, we had four properties classified as held for sale, all of which were sold during the first quarter of 2026 (Note 12).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases. Operating leases are not included in finance receivables.

Net Investments in Sales-Type Leases

In October 2025, we reclassified a net-lease property located in Dallas, Texas, to net investments in sales-type leases totaling $33.1 million on our consolidated balance sheets as of December 31, 2025 (based on the estimated purchase price, less allowance for credit losses of $4.8 million) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant occupying the property, resulting in a lease modification. During 2026, the tenant terminated the purchase agreement, and as a result, we recorded an allowance for credit losses of $11.0 million on the property during the nine months ended September 30, 2026 (which was included in Other gains and (losses) on our consolidated statements of operations), to reclassify the asset to the lower of its carrying value and estimated fair value, which was $16.6 million, in accordance with ASC 326, Financial Instruments – Credit Losses. This allowance for credit losses was net of certain accruals and a non-refundable deposit that the tenant surrendered in connection with the termination of the purchase agreement, totaling $5.5 million, which were included in Accounts payable, accrued expenses and other liabilities as of December 31, 2025. In connection with this transaction, we reclassified the following amounts from Net investments in finance leases: (i) $16.2 million to Land, buildings and improvements, (ii) $0.5 million to In-place lease intangible assets and other, and (iii) $0.1 million to Below-market rent intangible liabilities, net. This property was sold during the third quarter of 2026 (Note 4, Note 12).

In December 2025, we reclassified a net-lease property located in Raleigh, North Carolina, to net investments in sales-type leases totaling $8.7 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant occupying the property, resulting in a lease modification. During the nine months ended September 30, 2026, we completed the sale of this property. As a result, the carrying value of Net investments in finance leases decreased by $8.7 million from December 31, 2025 to September 30, 2026.

Earnings from our net investments in sales-type leases are included in Income from finance leases in the consolidated financial statements, and totaled $0.6 million for the nine months ended September 30, 2026. Prior to these reclassifications to net investments in sales-type leases, earnings from these investments were recognized in Lease revenues in the consolidated financial statements.

Net Lease Office Properties 9/30/2026 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Net investments in sales-type leases is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Lease payments receivable (a)	$—	$47,726
	—	47,726
Less: unearned income	—	(1,033)
Less: allowance for credit losses (b)	—	(4,815)
	$—	$41,878
__________
(a)Includes estimated purchase price and total rents owed.
(b)As of December 31, 2025, we recorded an allowance for credit loss on a net investment in sales-type lease, reflecting the possibility that the sale was not completed due to unresolved maintenance work at the property. During the nine months ended September 30, 2026, the tenant at the property terminated the purchase agreement (as a result of unresolved maintenance work), and the property was reclassified as a net-lease property, as described above. This property was sold during the third quarter of 2026 (Note 4, Note 12).

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
1	—	1	$—	$37,950
2	—	—	—	—
3	—	1	—	8,743
4	—	—	—	—
5	—	—	—	—
			$—	$46,693

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

Net Lease Office Properties 9/30/2026 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	$35,839	$(27,236)	$8,603	$45,160	$(33,060)	$12,100
Above-market rent	7,314	(4,480)	2,834	10,760	(7,208)	3,552
Total intangible assets	$43,153	$(31,716)	$11,437	$55,920	$(40,268)	$15,652

Finite-Lived Intangible Liabilities
Below-market rent	$(2,237)	$1,348	$(889)	$(4,495)	$2,505	$(1,990)
Total intangible liabilities	$(2,237)	$1,348	$(889)	$(4,495)	$2,505	$(1,990)

See Note 5 for a description of intangible assets and liabilities reclassified from net investments in sales-type leases during the nine months ended September 30, 2026. Net amortization of intangibles was $0.7 million and $5.5 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of in-place lease intangibles is included in Depreciation and amortization.

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

Our material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse mortgage (a)	3	$—	$—	$21,900	$21,900
__________
(a)The estimated fair value of our non-recourse mortgage loan was equal to its carrying value as of December 31, 2025, since the loan maturity date was during 2026. Our final non-recourse mortgage loan was repaid in August 2026 (Note 8).

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2026 and December 31, 2025.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2025 Annual Report.

Net Lease Office Properties 9/30/2026 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (classified as Level 3) (in thousands):

	Three Months Ended September 30,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$4,900	$6,468	$70,665	$50,892
		$6,468		$50,892

	Nine Months Ended September 30,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$17,476	$13,561	$184,603	$133,629
		$13,561		$133,629

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2026 and 2025, were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of operations.

2026 — During the three and nine months ended September 30, 2026, we recognized an impairment charge of $6.1 million on a property in Warrenville, Illinois, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Cash flow discount rate of 9.0% commencing on October 1, 2026 and ending at lease expiration; and
•Residual value discount rate of 9.0% commencing on October 1, 2026 and ending on an assumed future sale date.

In addition, during the three and nine months ended September 30, 2026, we recognized impairment charges totaling $0.4 million and $7.5 million on one and two properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell.

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

Net Lease Office Properties 9/30/2026 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Additionally, during the three and nine months ended September 30, 2025, we recognized an impairment charge of $14.6 million on a property in Warrenville, Illinois, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents of $14 per square foot;
•Cash flow discount rate of 7.0%;
•Property residual value of $35.90 per square foot, based on comparable dispositions;
•Future sale value discount rate of 8.0%; and
•Terminal capitalization rate of 8.5%.

In addition, during the three and nine months ended September 30, 2025, we recognized an impairment charge of $10.6 million on a property in Quincy, Massachusetts, due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for this property was determined by using the following unobservable inputs:

•Market rents of $20 per square foot;
•Cash flow discount rate of 8.0%;
•Future sale value discount rate of 11.0%; and
•Terminal capitalization rate of 8.5%.

Furthermore, during the three and nine months ended September 30, 2025, we recognized impairment charges totaling $25.7 million and $26.8 million on three and five properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell. All of these properties were sold during 2025.

Note 8. Debt

Debt Facility

In April 2025, we fully repaid a mezzanine loan facility with an original principal balance of $120.0 million (the “NLOP Mezzanine Loan”), which had $61.1 million of outstanding principal as of December 31, 2024, using net proceeds from certain dispositions, as well as excess cash flow from operations and other sources, including the application of loan reserves.

Non-Recourse Mortgage

On August 31, 2026, we repaid our final non-recourse mortgage loan, which had $21.9 million of outstanding principal as of December 31, 2025, and which (i) had a fixed base interest rate of 7.0% and (ii) accrued default interest at an annual rate of 5.0% since the original maturity date of July 6, 2026. We recognized a loss on extinguishment of debt of $0.5 million in connection with this repayment (comprising repayment costs), which is included in Other gains and (losses) in the consolidated statements of operations.

Note 9. Commitments and Contingencies

At September 30, 2026, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 10. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain a stock-based compensation plan, which is more fully described in the 2025 Annual Report. There were no stock-based compensation awards outstanding as of September 30, 2026 and December 31, 2025.

Net Lease Office Properties 9/30/2026 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
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

On November 4, 2026, our Board of Trustees declared a special cash distribution of $1.50 per share, totaling approximately $22.2 million. The distribution will be paid on December 1, 2026 to shareholders of record as of November 16, 2026 (Note 13).

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income — basic and diluted	$(649)	$(64,161)	$18,155	$(145,209)

Weighted-average shares outstanding – basic and diluted	14,814,075	14,814,075	14,814,075	14,814,075

For the three and nine months ended September 30, 2026 and 2025, there were no potentially dilutive securities. Therefore, basic earnings per share equals diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.

Reclassifications Out of Accumulated Other Comprehensive Loss

We did not have Accumulated other comprehensive loss as of September 30, 2026 or December 31, 2025. The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

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

Net Lease Office Properties 9/30/2026 10-Q – 19

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

Note 11. Income Taxes

We elected to be taxed as a REIT under Section 856 through 860 of the Code effective as of November 1, 2023. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business in the United States, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and local jurisdictions. We have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

Current income tax expense was less than $0.1 million for both the three months ended September 30, 2026 and 2025, and $0.1 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

No deferred income tax benefit was recorded for the three and nine months ended September 30, 2026 and 2025.

Note 12. Property Dispositions

Our property dispositions are also discussed in Note 4 and Note 5.

2026 — During the three and nine months ended September 30, 2026, we sold two and eight properties, respectively, for total proceeds, net of selling costs, of $26.4 million and $154.4 million, respectively, and recognized net gains on these sales totaling $5.5 million and $38.6 million, respectively. The gain on sale for the three and nine months ended September 30, 2026 is net of $(1.8) million of funds from a tenant improvement allowance held in escrow by us, owed to a tenant related to a property that we sold, $(0.3) million of which was released during the third quarter of 2026. Additionally, these proceeds for the nine months ended September 30, 2026 exclude a $20.0 million deposit received during the fourth of quarter of 2025 related to a disposition in January 2026. In addition, these proceeds and gain on sale for the nine months ended September 30, 2026 include an unused tenant improvement allowance returned to us by the buyer of a property that we sold during 2025 and certain other amounts totaling $0.5 million.

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

Net Lease Office Properties 9/30/2026 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
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

Note 13. Subsequent Events

Disposition

In October 2026, we sold a property located in Quincy, Massachusetts, for gross proceeds of $6.6 million. This property was classified as held for sale as of September 30, 2026 (Note 4).

Lease Termination Payment

In October 2026, we collected a $1.7 million lease termination payment in connection with a lease termination agreement entered into during September 2026 (Note 4).

Special Cash Distribution

On November 4, 2026, our Board of Trustees declared a special cash distribution of $1.50 per share, totaling approximately $22.2 million. The distribution will be paid on December 1, 2026 to shareholders of record as of November 16, 2026 (Note 10).

Net Lease Office Properties 9/30/2026 10-Q – 21

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

Significant Developments

Disposition

In October 2026, we sold a property located in Quincy, Massachusetts, for gross proceeds of $6.6 million. This property was classified as held for sale as of September 30, 2026 (Note 4, Note 13).

Special Cash Distribution

On November 4, 2026, our Board of Trustees declared a special cash distribution of $1.50 per share, totaling approximately $22.2 million. The distribution will be paid on December 1, 2026 to shareholders of record as of November 16, 2026 (Note 13).

Net Lease Office Properties 9/30/2026 10-Q – 22

Financial Highlights

During the nine months ended September 30, 2026 and through the date of this Report, we completed the following (as further described in the consolidated financial statements):

Dispositions

•During the nine months ended September 30, 2026, we sold eight properties for total proceeds, net of selling costs, of $154.4 million (Note 12). These proceeds exclude a $20.0 million deposit received during the fourth of quarter of 2025 related to the disposition of a property in January 2026 located in Houston, Texas, and leased to KBR, our largest tenant by ABR as of December 31, 2025.

Financing

•On August 31, 2026, we repaid our final non-recourse mortgage loan, which had $21.9 million of outstanding principal as of December 31, 2025, and which (i) had a fixed base interest rate of 7.0% and (ii) accrued default interest at an annual rate of 5.0% since the original maturity date of July 6, 2026 (Note 8).

Leasing Activity

•In July 2026, we entered into lease amendments with Grande Communications for four of the five properties it occupies in Texas to (i) extend the lease expiration from August 31, 2028 to June 30, 2041 and (ii) reduce ABR from $2.2 million to $1.8 million (commencing July 1, 2026). In addition, we entered into a lease termination for the fifth property occupied by Grande Communications to terminate the lease effective January 31, 2027 (ABR is $0.2 million and the previous lease expiration was August 31, 2028).
•In September 2026, we entered into a lease termination agreement with a tenant at a property located in Norcross, Georgia, to terminate the lease on August 1, 2027 (the previous lease expiration date was February 28, 2031). In connection with the agreement, the tenant paid us a lease termination fee of $1.7 million, which was received in October 2026 and will be recognized within Other lease-related income in our consolidated statements of operations starting in the fourth quarter of 2026 through the remaining lease term (Note 4, Note 13).

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

Net Lease Office Properties 9/30/2026 10-Q – 23

Summary Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$5,902	$29,784	$21,285	$88,171

Net (loss) income attributable to NLOP	(649)	(64,161)	18,155	(145,209)

Dividends declared	—	45,924	148,882	45,924

Net cash provided by operating activities (a)			10,677	42,157
Net cash provided by investing activities			145,778	62,200
Net cash used in financing activities			(246,948)	(132,397)

Supplemental financial measures (b):
Funds from operations attributable to NLOP (FFO)	2,363	19,350	27	44,607
Adjusted funds from operations attributable to NLOP (AFFO)	3,017	19,931	12,395	51,805
__________
(a)Amount for the nine months ended September 30, 2026 includes $8.0 million of proceeds from the sale of a net investment in sales-type lease (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”), supplemental measures that are not defined by GAAP (a “non-GAAP measure”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Since January 1, 2025 and through September 30, 2026, we have disposed of 23 properties for total proceeds, net of selling costs, of $366.7 million, which has resulted in significant declines in our revenues, expenses, net cash provided by operating activities, FFO, and AFFO.

Revenues

Total revenues decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to the impact of disposition activity and lower other lease-related income (Note 4).

Net (Loss) Income Attributable to NLOP

Net loss attributable to NLOP decreased for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to lower impairment charges and higher gain on sale of real estate, partially offset by the impact of disposition activity. See Note 7 for information on impairment charges recorded during the reporting period.

We recognized net income attributable to NLOP for the nine months ended September 30, 2026 as compared to net loss attributable to NLOP for the nine months ended September 30, 2025, primarily due to lower impairment charges, higher gain on sale of real estate, and lower interest expense, partially offset by the impact of disposition activity and a non-cash allowance for credit loss recorded on a net investment in a sales-type lease during the nine months ended September 30, 2026 (Note 5).

FFO

FFO decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to the impact of disposition activity and a non-cash allowance for credit loss recorded on a net investment in a sales-type lease during the nine months ended September 30, 2026 (Note 5), partially offset by lower interest expense.

Net Lease Office Properties 9/30/2026 10-Q – 24

AFFO

AFFO decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to the impact of disposition activity, partially offset by lower interest expense.

Portfolio Overview

Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our one jointly owned investment. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2026	December 31, 2025
ABR (in thousands)	$21,915	$54,122
Number of properties	16	24
Number of tenants	9	26
Occupancy	68.9%	79.0%
Weighted-average lease term (in years)	3.8	3.9
Leasable square footage (in thousands) (a)	1,621	3,375
__________
(a)Excludes 570,999 of operating square footage for a parking garage at a domestic property as of December 31, 2025. This property was sold in January 2026 (Note 12).

Portfolio

The tables below represent information about our portfolio at September 30, 2026 on a pro rata basis. See Terms and Definitions below for a description of pro rata amounts and ABR.

Tenant List
(dollars in thousands)

Tenant	State/Country	ABR	ABR Percent	Square Footage	Number of Properties	Weighted-Average Lease Term (Years)
Iowa Board of Regents	Iowa	$4,056	18.5%	191,700	1	4.1
Omnicom	California	3,961	18.1%	120,000	1	2.0
RRD	Illinois	3,530	16.1%	167,215	1	1.0
Cenlar FSB	Pennsylvania	2,158	9.9%	105,584	1	1.7
iHeart Communications	Texas	2,091	9.5%	120,147	1	8.3
Grande Communications	Texas	2,067	9.4%	134,609	5	13.2
Arbella Insurance (a)	Massachusetts	1,850	8.4%	132,160	1	0.7
Safelite	New Mexico	1,555	7.1%	94,649	1	2.7
APCO	Georgia	647	3.0%	50,600	1	0.8
Total		$21,915	100.0%	1,116,664	13	3.8
__________
(a)This property was sold in October 2026 (Note 13).

Net Lease Office Properties 9/30/2026 10-Q – 25

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2027	4	4	$6,250	28.5%	364,375	22.5%
2028	2	2	6,119	27.9%	225,584	13.9%
2029	1	1	1,555	7.1%	94,649	5.9%
2030	1	1	4,056	18.5%	191,700	11.8%
2035	1	1	2,091	9.6%	120,147	7.4%
2041	1	1	1,844	8.4%	120,209	7.4%
Vacant	—	—	—	—%	504,649	31.1%
Total	10		$21,915	100.0%	1,621,313	100.0%
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

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenues
Lease revenues	$5,902	$24,099	$(18,197)	$19,601	$78,999	$(59,398)
Income from finance leases	—	—	—	637	—	637
Other lease-related income	—	5,685	(5,685)	1,047	9,172	(8,125)
	$5,902	$29,784	$(23,882)	$21,285	$88,171	$(66,886)

Lease Revenues

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, lease revenues decreased by $18.2 million and $59.4 million, respectively, primarily due to the impact of disposition activity.

Income from Finance Leases

For the nine months ended September 30, 2026 as compared to the same period in 2025, income from direct finance leases increased by $0.6 million, primarily due to the reclassification of two net-lease assets to net investments in sales-type leases during the fourth quarter of 2025. During the first quarter of 2026, one of these assets was sold and one was reclassified as a net-lease property (Note 5).

Net Lease Office Properties 9/30/2026 10-Q – 26

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Operating Expenses
Impairment charges — real estate	$6,468	$50,892	$(44,424)	$13,561	$133,629	$(120,068)
Depreciation and amortization	2,049	8,978	(6,929)	7,070	28,390	(21,320)
General and administrative	1,059	1,658	(599)	4,884	5,609	(725)
Property expenses, excluding reimbursable tenant costs	789	1,933	(1,144)	1,980	6,632	(4,652)
Reimbursable tenant costs	473	4,931	(4,458)	1,275	17,608	(16,333)
Asset management fees	375	1,121	(746)	1,250	3,590	(2,340)
	$11,213	$69,513	$(58,300)	$30,020	$195,458	$(165,438)

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 7.

Depreciation and Amortization

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, depreciation and amortization expense decreased by $6.9 million and $21.3 million, respectively, primarily due to the impact of disposition activity.

General and Administrative

In May 2026, a reduction in the base administrative reimbursement to our Advisor was agreed upon and approved by our Board of Trustees; effective July 1, 2026, the reimbursement is $2.0 million annually instead of $4.0 million annually (Note 3). Such reimbursements are included in general and administrative expenses.

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, general and administrative expenses decreased by $0.6 million and $0.7 million, respectively, primarily due to the lower administrative reimbursement described above.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, property expenses, excluding reimbursable tenant costs, decreased by $1.1 million and $4.7 million, respectively, primarily due to the impact of disposition activity.

Reimbursable Tenant Costs

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, reimbursable tenant costs decreased by $4.5 million and $16.3 million, respectively, primarily due to the impact of disposition activity.

Asset Management Fees

Asset management fees paid to our Advisor are calculated based on the ABR of properties in our portfolio and are being proportionately reduced following the disposition of each portfolio property (Note 3).

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, asset management fees decreased by $0.7 million and $2.3 million, respectively, due to the impact of disposition activity.

Net Lease Office Properties 9/30/2026 10-Q – 27

Other Income and Expenses, and Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Other Income and Expenses, and Provision for Income Taxes
Gain (loss) on sale of real estate, net	$5,453	$(23,693)	$29,146	$38,604	$(27,952)	$66,556
Interest expense	(432)	(1,657)	1,225	(1,208)	(11,803)	10,595
Other gains and (losses)	(249)	969	(1,218)	(10,269)	2,109	(12,378)
Provision for income taxes	(67)	(30)	(37)	(107)	(212)	105
	$4,705	$(24,411)	$29,116	$27,020	$(37,858)	$64,878

Gain (Loss) on Sale of Real Estate, Net

Gain (loss) gain on sale of real estate, net, consists of gain or loss on (i) the sale of properties that were disposed of, net of taxes, (ii) properties included in assets held for sale and subject to a revised estimated purchase price, (iii) funds from a tenant improvement allowance held in escrow by us, owed to a tenant related to a property that we sold, or (iv) the reclassification of foreign currency translation adjustments from accumulated other comprehensive income to net loss since we exited all investments denominated in a currency (which totaled losses of $40.5 million and $41.6 million for the three and nine months ended September 30, 2025, respectively), as more fully described in Note 4 and Note 12.

Interest Expense

Interest expense comprises interest on our non-recourse mortgages and our NLOP Mezzanine Loan. Our NLOP Mezzanine Loan was fully repaid in April 2025 and our final non-recourse mortgage loan was repaid in August 2026 (Note 8).

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, interest expense decreased by $1.2 million and $10.6 million, respectively, primarily due to repayments of our debt since January 1, 2025 (Note 8).

Other Gains and (Losses)

For the three months ended September 30, 2026, other gains and (losses) of $(0.2) million primarily comprised (i) loss on extinguishment of debt of $(0.5) million related to the repayment of our final non-recourse mortgage loan in August 2026 (Note 8) and (ii) interest income on our cash deposits of $0.2 million.

For the three months ended September 30, 2025, other gains and (losses) of $1.0 million primarily comprised (i) interest income on our cash deposits of $0.6 million and (ii) a gain of $0.4 million related to a forfeited deposit on a potential disposition.

For the nine months ended September 30, 2026, other gains and (losses) of $(10.3) million primarily comprised (i) a non-cash allowance for credit loss on a sales-type lease of $(11.0) million (Note 5), (ii) loss on extinguishment of debt of $(0.5) million related to the repayment of our final non-recourse mortgage loan in August 2026 (Note 8), and (ii) interest income on our cash deposits of $1.2 million.

For the nine months ended September 30, 2025, other gains and (losses) of $2.1 million primarily comprised (i) interest income on our cash deposits of $1.4 million, (ii) a gain of $0.4 million related to a forfeited deposit on a potential disposition, (iii) escrow refund related to facility improvements of $0.4 million, and (iv) loss on extinguishment of debt of $(0.2) million primarily related to the full repayment of the NLOP Mezzanine Loan in April 2025 (Note 8).

Provision for Income Taxes

For the nine months ended September 30, 2026 as compared to the same period in 2025, provision for income taxes decreased by $0.1 million, primarily due to the disposition of our remaining international properties during 2025.

Net Lease Office Properties 9/30/2026 10-Q – 28

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, pay distributions to shareholders, and make capital expenditures as necessary. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of capital expenditures and sales of real estate; the timing of the receipt of lease revenues; the timing and amount of other lease-related payments; and the timing of advisory fees and reimbursements paid to our Advisor. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources and proceeds from dispositions of properties in order to meet these needs. We assess our ability to access capital on an ongoing basis. The following table summarizes the changes in cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Net cash provided by operating activities	$10,677	$42,157	$(31,480)
Net cash provided by investing activities	145,778	62,200	83,578
Net cash used in financing activities	(246,948)	(132,397)	(114,551)

Net Cash Provided by Operating Activities — Net cash provided by operating activities decreased by $31.5 million during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to the impact of disposition activity, partially offset by $8.0 million of proceeds received from the sale of a net investment in sales-type lease during the current year period.

Net Cash Provided by Investing Activities — Net cash provided by investing activities increased by $83.6 million during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher proceeds from dispositions during the current year period.

Net Cash Used in Financing Activities — Net cash used in financing activities increased by $114.6 million during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to $224.4 million of distributions paid during the current year period, partially offset by lower debt payments (following (i) the full repayment of the NLOP Mezzanine Loan during 2025 and (ii) the repayment of our final non-recourse mortgage loan during 2026 (Note 8)).

Summary of Financing

On August 31, 2026, we repaid our final non-recourse mortgage loan, which had $21.9 million of outstanding principal as of December 31, 2025, and which (i) had a fixed base interest rate of 7.0% and (ii) accrued default interest at an annual rate of 5.0% since the original maturity date of July 6, 2026 (Note 8).

Cash Resources

At September 30, 2026, our cash resources consisted of the following:

•cash and cash equivalents totaling $30.6 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $139.5 million at September 30, 2026, although there can be no assurance that we would be able to sell or obtain financing for these properties.

Cash Requirements and Liquidity

During the next 12 months following September 30, 2026 and thereafter, we expect that our significant cash requirements will comprise normal recurring operating expenses and distributions to shareholders. We expect to fund these cash requirements through cash received from dispositions of properties and cash generated from operations.

Our liquidity could be adversely affected by real estate market conditions (which could impact our ability to dispose of properties) and an unanticipated disruption to our operating cash flow, which could include interrupted rent collections or greater-than-anticipated operating expenses.

Net Lease Office Properties 9/30/2026 10-Q – 29

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

Net Lease Office Properties 9/30/2026 10-Q – 30

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to NLOP	$(649)	$(64,161)	$18,155	$(145,209)
Adjustments:
Impairment charges — real estate (a)	6,468	50,892	13,561	133,629
Loss (gain) on sale of real estate, net (b)	(5,453)	23,693	(38,604)	27,952
Depreciation and amortization of real property	2,049	8,977	7,070	28,390
Proportionate share of adjustments for noncontrolling interests (c)	(52)	(51)	(155)	(155)
Total adjustments	3,012	83,511	(18,128)	189,816
FFO (as defined by NAREIT) attributable to NLOP	2,363	19,350	27	44,607
Adjustments:
Other (gains) and losses (d)	443	(361)	11,470	(701)
Above and below-market rent intangible lease amortization, net	131	202	462	768
Straight-line and other leasing and financing adjustments	66	632	382	1,872
Other amortization and non-cash items	27	111	93	328
Amortization of deferred financing costs	—	10	—	4,970
Proportionate share of adjustments for noncontrolling interests (c)	(13)	(13)	(39)	(39)
Total adjustments	654	581	12,368	7,198
AFFO attributable to NLOP	$3,017	$19,931	$12,395	$51,805

Summary
FFO (as defined by NAREIT) attributable to NLOP	$2,363	$19,350	$27	$44,607
AFFO attributable to NLOP	$3,017	$19,931	$12,395	$51,805
__________
(a)Amount for the nine months ended September 30, 2025 includes an impairment charge of $81.6 million recognized on the KBR property in Houston, Texas, which was sold in January 2026 (Note 7).
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
(d)Amount for the nine months ended September 30, 2026 includes a non-cash allowance for credit loss recorded on a net investment in a sales-type lease of $11.0 million (Note 5). These amounts also include gains and losses on extinguishment of debt and foreign currency transactions.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

Net Lease Office Properties 9/30/2026 10-Q – 31

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

Interest Rate Risk

The value of our real estate is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes.

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

For the nine months ended September 30, 2026, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•14% related to our tenant Iowa Board of Regents, 14% related to our tenant Omnicom, and 11% related to our tenant RRD; and
•geographic concentrations of 30%, 14%, 14%, and 11% in Texas, Iowa, California, and Illinois, respectively.

Net Lease Office Properties 9/30/2026 10-Q – 32

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Net Lease Office Properties 9/30/2026 10-Q – 33

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

Net Lease Office Properties 9/30/2026 10-Q – 34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Lease Office Properties

Date:	November 4, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2026	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

Net Lease Office Properties 9/30/2026 10-Q – 35